Form 10QSB
period 1996-03-31
MAUI CAPITAL CORP
filed 1996-05-15
CIK 842305

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended ________________

| | Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to _____________

         Commission file number  33-25129-LA

                   CHARTER COMMUNICATIONS INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                    Nevada                                  84-1097751
         (State or Other Jurisdiction of                   (IRS Employer
         Incorporation or Organization)                  Identification No.)


                   17100 El Camino Real, Houston, Texas 77058
                    (Address of Principal Executive Offices)

                                 (713) 486-8337
                (Issuer's Telephone Number, Including Area Code)

                Maui Capital Corporation (a Colorado corporation)
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes     X       No

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet, Income Statement and Cash Flow information for the period ended March 31, 1995, has not been presented for comparative purposes as the Company was a development stage company, without any business or operating subsidiaries. Therefore, such information would not be relevant for comparision purposes to the financial information for the period ended March 31, 1996. Financial Information for the Company from inception to date is provided in the Financial Statements.

                   Charter Communications International, Inc.
                                and Subsidiaries
                        (A Developmental Stage Company)


                       Consolidated Financial Statements


                      As of and for the Three Months ended
                      and for the period from inception to
                                 March 31, 1996

                                 Table of Contents
                                 -----------------


                                                                  Pages
                                                                  -----

         Accountants' Compilation Report

         Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995 (unaudited)

         Consolidated Statements of Operations for the three months ended and period from inception to March 31, 1996 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended and period from inception to March 31, 1996 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)

To the Board of Directors
Charter Communications International, Inc. and Subsidiaries
Houston, Texas

We have compiled the accompanying balance sheets of Charter Communications International, Inc. and Subsidiaries (a development stage corporation) as of March 31, 1996 and December 31, 1995, and the related statements of operations and cash flows for the three months then ended and for the period from inception to March 31, 1996 in accordance with Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any other form of assurance on them.

Dickey, Rush & Co., P.C.

May 10, 1996

                  Charter Communications International, Inc.
                               and Subsidiaries
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                  (UNAUDITED)


                                                     March 31,    December 31,
                                                       1996           1995
                                                   ------------   ------------
                                    Assets

    Current Assets

      Cash and Cash Equivalents                    $    475,887   $     43,841
      Cash and Cash Equivalents - Restricted            179,177
      Accounts Receivable, net of allowance for
        doubtful accounts of $ 86,811 and $ 3,762       953,912         43,155
      Receivables from Related Parties                   73,992         34,181
      Inventories                                       326,750
      Prepaid Expenses and Other                        257,705         28,169
                                                   ------------   ------------

        Total Current Assets                          2,267,423        149,346

    Property and Equipment, at cost

      Property, Plant and Equipment                   2,214,982        933,636
      Accumulated Depreciation                         (399,894)      (146,681)
                                                   ------------   ------------

        Total Property and Equipment                  1,815,088        786,955

    Other Assets

      Advances Related to Acquisition                                  150,000
      Deposits                                           47,756
      Investment in Joint Venture                        78,902
      Intangible assets, net of accumulated
        amortization of $ 87,098                      2,238,243
                                                   ------------   ------------

        Total Other Assets                            2,364,901        150,000
                                                   ------------   ------------

      Total Assets                                 $  6,447,412   $  1,086,301
                                                   ============   ============

          See accompanying notes to consolidated financial statements.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                   (UNAUDITED)


                                                     March 31,    December 31,
                                                       1996           1995
                                                   ------------   ------------
        Liabilities and Stockholders' Equity

    Current Liabilities

      Accounts Payable - Trade                     $  1,420,460   $    195,730
      Accrued Expenses and Other                        324,255         93,008
      Due to Related Parties                             16,564        129,167
      Unearned Revenues                                 151,229
      Current Portion of Long-term Notes Payable        177,085
      Line of Credit                                    121,332        129,443
      Loans from Shareholders                             1,828          1,828
                                                   ------------   ------------

        Total Current Liabilities                     2,212,753        549,176

    Long Term Debt

      Long-term Notes Payable, net                       51,409
      Senior Subordinated Notes, net                  1,928,427        172,819
                                                   ------------   ------------

        Total Long-Term Liabilities                   1,979,836        172,819
                                                   ------------   ------------

        Total Liabilities                             4,192,589        721,995

    Stockholders' Equity

      Preferred Stock-.01 par value; 100,000
        shares authorized, 550 shares issued
        and outstanding; liquidation preference
        of $ 1,999,800                                                       6
      Common Stock - .00001 par value; 45,000,000
        shares authorized, 11,622,697 and 7,298,393
        shares issued and outstanding                       116             73
      Additional Paid In Capital                      4,834,035      2,235,902
      Accumulated Deficit During
        Development Stage                            (2,579,328)    (1,871,675)
                                                   ------------   ------------

        Total Stockholders' Equity                    2,254,823        364,306
                                                   ------------   ------------

      Total Liabilities and Stockholders' Equity   $  6,447,412   $  1,086,301
                                                   ============   ============

         See accompanying notes to consolidated financial statements.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                   (UNAUDITED)

                                        Three Months        Jan. 26, 1994
                                            Ended          (Inception) to
                                       March 31, 1996      March 31, 1996
                                       --------------      --------------
  Revenues

   Communications Services             $       57,843      $      170,662
   Hardware and Software                       50,030              50,030
   Internet Connection Services               323,849             323,849
                                       --------------      --------------

     Total Revenues                           431,722             544,541
                                       --------------      --------------


  Cost of Revenues and Operating Expenses

    Data Communications and Operations        219,685             251,124
    Hardware and Software Costs                37,205              37,205
    Sales and Marketing                       180,147             180,147
    General and Administrative                577,588           2,261,876
    Bad Debts                                                       3,762
    Depreciation and Amortization              93,952             240,633
    Interest Expense                           44,518             167,579
    Interest Income                              (938)             (5,674)
                                       --------------      --------------


      Total Cost of Revenues
        and Operating Expenses              1,152,157           3,136,652
                                       --------------      --------------


    Net Loss before Income Taxes
      and Minority Interest in
      Consolidated Subsidiary                (720,435)         (2,592,111)


    Income Tax Provision (benefit)                  0                   0


    Minority Interest in
      Consolidated Subsidiary                  12,783              12,783
                                       --------------      --------------

  Net Loss                             $     (707,652)     $   (2,579,328)
                                       ==============      ==============

         See accompanying notes to consolidated financial statements.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                   (UNAUDITED)


                                        Three Months        Jan. 26, 1994
                                            Ended          (Inception) to
                                       March 31, 1996      March 31, 1996
                                       --------------      --------------
   Loss Per Share                      $        (0.09)     $        (0.44)
                                       ==============      ==============


  Number of shares used
    in computing net loss per share         8,282,932           5,844,822
                                       ==============      ==============


          See accompanying notes to consolidated financial statements.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                   (UNAUDITED)


                                        Three Months        Jan. 26, 1994
                                            Ended          (Inception) to
                                       March 31, 1996      March 31, 1996
                                       --------------      --------------
  Cash Flows From Operating
       Activities

    Net Loss                           $     (707,652)     $   (2,579,328)

    Adjustments to reconcile net loss
      to net cash used in operating
      activities:
      Depreciation and amortization            93,952             240,633
      Bad Debts                                                     3,762
      Amortization of Discounts on
        Senior Subordinated Notes                 914                 914
      Non-Cash Consulting and
        Services Fees                          20,597             197,597

      Decrease (increase) in
        operating assets:
        Accounts Receivable                   (55,024)           (101,941)
        Receivables from Related Parties       18,236             (15,945)
        Inventory and Other Assets            (42,399)            (42,399)
        Deposits                              (46,744)            (46,744)
        Prepaid Expenses and Other           (206,153)           (222,322)

      Increase (decrease) in
        operating liabilities:
        Accounts Payable                      272,865             468,596
        Accrued Expenses and Other             16,147             109,155
        Due to Related Parties               (129,167)
        Unearned Revenues                      38,299              38,299
                                       --------------      --------------

    Total adjustments                         (18,477)            629,605
                                       --------------      --------------

    Net cash used in operating
      activities                             (726,129)         (1,949,723)

  Cash Flows From Investing Activities

    Purchase of Property and Equipment       (847,954)         (1,781,590)
    Proceeds from Sale Leaseback              208,000             208,000
    Investment in Joint Venture               (76,902)            (76,902)
    Advances related to
      subsequent acquisition                  150,000
    Acquisition of Subsidiary                (525,000)           (525,000)
    Purchased Goodwill                         (6,000)             (6,000)
                                               ------              ------

         See accompanying notes to consolidated financial statements.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                   (UNAUDITED)


                                        Three Months        Jan. 26, 1994
                                            Ended          (Inception) to
                                       March 31, 1996      March 31, 1996
                                       --------------      --------------
    Net cash used in investing
      activities                           (1,097,856)         (2,181,492)

  Cash Flows From Financing Activities

    Loans from Shareholders                                     1,229,328
    Repayment of Loans
      from Shareholders                                        (1,227,500)
    Proceeds from Line of Credit                                  129,443
    Repayments on Line of Credit               (8,111)             (8,111)
    Proceeds from Senior
      Subordinated Notes                    1,754,694           1,927,513
    Proceeds from Issuance of
      Stock Warrants                          265,306             292,487
    Proceeds from the Issuance of
      Common Stock                            423,319             443,319
    Proceeds from Issuance of
      Preferred Stock                                           1,999,800
                                       --------------      --------------

    Net cash from financing
      activities                            2,435,208           4,786,279
                                       --------------      --------------

  Net Increase in Cash
    and Cash Equivalents                      611,223             655,064

  Cash and Cash Equivalents
    at beginning of period                     43,841
                                       --------------      --------------

  Cash and Cash Equivalents
    at End of Period                   $      655,064      $      655,064
                                       ==============      ==============


  Supplemental Disclosure of Cash Flow Information:

    Interest Paid                      $        5,387      $      126,635
    Taxes Paid                                      0                   0



         See accompanying notes to consolidated financial statements.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1996

                                   (UNAUDITED)


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidated Financial Statements
         ---------------------------------

         The consolidated balance sheet of Charter Communications International, Inc. (the "Company"), a Nevada corporation, and it's wholly owned subsidiaries as of March 31, 1996 and the related statements of operations and statements of cash flows for the three months and period from inception to March 31, 1996, are unaudited. In the opinion of management, all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. All significant intercompany items have been eliminated in consolidation.

         Certain disclosures and other information required by generally accepted accounting principals have been omitted from these financial statements as permitted by reference to other Securities and Exchange Commission filings. These statements should be read in conjunction with the Company's Form 10-KSB Annual Report as of December 31, 1995.

         Revenue Recognition
         -------------------

         Revenues from telecommunications, Internet connections services and networked computer sales and services are generally recognized when the services are provided.

         Invoices rendered and payments received for telecommunications services and Internet access in advance of the period when revenues are earned are recorded as unearned revenues and recognized ratably over the period the services are provided or the terms of the Internet subscription agreements, which are generally 3 to 12 months. Sales of hardware are recognized when installation has occurred and no further performance obligation remains. Sales of pre-packaged software are recognized upon delivery of the product.

         Inventories
         -----------

         Inventories at March 31, 1996 consist of Internetworking and network computer products as well as pre-packaged software used for Internet access. All inventory is recorded as finished goods and is available for sale. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1996

                                   (UNAUDITED)


         NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Cont.)

         Income Taxes
         ------------

         The provision for income taxes is computed on the pretax income included in the consolidated statement of income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

         Net Loss Per Share
         ------------------

         Loss Per Share - Net loss per share was computed by dividing the net loss by the weighted average number of common and common equivalent shares outstanding during the period. For purposes of this calculation, dilutive outstanding warrants and employee stock options are considered common stock equivalents. Due to the loss incurred for the periods presented, all common stock equivalents are considered anti-dilutive and have been omitted from the respective earnings per share calculations.

         Supplementary Loss Per Share - On March 8, 1996, the Series A Preferred Stock was automatically converted into 2,847,412 shares of the Company's common stock. Supplementary loss per share is the loss per share amount adjusted to reflect the conversion of preferred stock on March 8, 1996 as if the conversion had occurred on the day the preferred stock was issued. Supplementary loss per share for the three months ended March 31, 1996 and for the period from inception on January 26, 1994 to March 31, 1996 was ($.07) and ($.39), respectively.

         Amortization
         ------------

         The Company amortizes any purchased goodwill on acquisitions over a period of not less than 60 months on a straight-line basis.

         NOTE B - ACQUISITIONS

         Phoenix DataNet, Inc.
         ---------------------

         On January 8, 1996, the Company acquired 90 percent of the issued and outstanding capital stock of Phoenix DataNet, Inc.(PDN), in exchange for $ 525,000 in cash. PDN, a Texas corporation, was formerly a subsidiary of Phoenix Data Systems, Inc. (Systems).
         PDN was originally incorporated on February 21, 1995, and prior to that date had operated as a division of Systems. Systems entered

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1996

                                   (UNAUDITED)


         NOTE B - ACQUISITIONS(Cont.)

         Phoenix DataNet, Inc.(Cont.)
         ----------------------------

         into an agreement on December 22, 1995 to sell its 90 percent ownership of the issued and outstanding shares of common stock of PDN. On March 21, 1996, the Company acquired the remaining 10 percent in PDN through the issuance of 150,000 shares of the Company's common stock, at a estimated fair market value of $2.00 per share at the time the transaction was consummated. The acquisition has been accounted for as a purchase.

         PDN engages in the business of providing Internet access to businesses and individuals and a full range of related services, including the creation and development on behalf of its customers of Internet based advertising, customer service functions, on-line sales and services and other on-line interactive services. Additionally, PDN sells and services a complete line of Internetworking products for Internet access.


         Phoenix Data Systems, Inc.
         --------------------------

         On March 21, 1996, the Company acquired 100 percent of the issued and outstanding capital stock of Systems. The transaction involved the exchange of 1,000,000 shares of the Company's common stock, 825,000 shares of which were immediately issued free and clear of any adverse claims or encumbrances and 175,000 shares are being retained by the Company in order to secure representations and warranties and covenants of Systems and Systems shareholders and will be subject to offset against claims against Systems. The shares immediately issued in the transaction were valued at $ 2.00 per share, the estimated fair market value as of the date the transaction was consumated. A separate value will be placed upon the retained shares when and if they are eventually issued. The acquisition has been accounted for as a purchase.

         Systems is in the business of providing computer network integration, service, consulting and support for commercial businesses.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1996

                                   (UNAUDITED)


         NOTE B - ACQUISTIONS(Cont.)

         Phoenix Data Systems, Inc.
         --------------------------

         Unaudited pro forma revenues, net loss and loss per share assuming the transaction had occurred at January 1, 1996 is as follows:

                                  Historical                Proforma
                            For the 3 Months Ended   For the 3 Months Ended
                                March 31, 1996           March 31, 1996
                                --------------           --------------

         Revenues               $  431,722               $ 1,797,194

         Net Loss                 (707,652)                 (833,049)

         Net Loss per share           (.09)                     (.09)


         Panama Phone Centers
         --------------------

         On March 30, 1996 the Company acquired the assets and rights to operate long distance telephone centers at various U.S. military installations in the Republic of Panama. Prior to March 30, 1996 the Company had been receiving royalties from telephone calls placed at these phone centers, under a seperate contract. The phone centers and rights to provide these service were acquired for the price of $ 224,000 cash and 2,000 shares of common stock of the Company valued at $2.00 per share. Simultaneously with the purchase the Company entered into an agreement with a lease finance company to sell and lease back a portion of the assets acquired. Lease financing was obtained in the amount of $168,000, the acquisition price of the majority of the phone center assets. The term of the lease provides for monthly payments of $5,712, beginning on April 1, 1996 and continuing through March 1, 1999.

         This transaction is not considered to be a significant business combination and accordingly, no proforma information is presented.

         Joint Venture Agreement
         -----------------------

         On January 24, 1996 the Company entered into an agreement for joint operations of international telecommunications service into and out of various locations in the Country of Mexico. The Company has agreed to incur various expenses to reactive the international telecommunications service to various hotel

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1996

                                   (UNAUDITED)


         NOTE B - ACQUISTIONS(Cont.)

         Joint Venture Agreement(Cont.)
         ------------------------------

         facilities, arrange for agreements with international carriers to provide call termination and other services and contribute future funds for equipment to connect new customers. As a result of these contributions and efforts the Company will receive 50 percent of the net revenues generated from the joint operations of this service.


         NOTE C - INTANGIBLE ASSETS

         Intangible assets consist of the following at March 31, 1996:

                     Organizational Costs             $     6,872
                     Non-Compete Covenant and Other        78,700
                     Goodwill                           2,239,769
                     Accumulated Amortization             (87,098)
                                                      ------------

                                                      $ 2,238,243
                                                      ------------


         NOTE D - LONG-TERM NOTES PAYABLE

         At March 31, 1996 the following long-term notes payable were outstanding. These liabilities were assumed upon acquisition of Phoenix Data Systems, Inc. and have been included in the accompanying financial statements.

         Promissory note payable to a bank,
            collateralized by contracts, accounts
            receivable, furniture, fixtures, equipment
            and personal guarantee of a shareholder, payable
            in monthly installments of $ 2,330, interest at
            prime rate plus 2% through June 29, 1996.               $   6,578

         Promissory note payable to a bank,
            collateralized by an automobile, payable in monthly
            installments of $ 445, interest at 8.5%
            through January, 2000.                                     18,991

         Promissory note payable to a bank,
            collateralized by an automobile, payable in
            monthly installments of $ 606, interest at 12.0%
            through December 19, 1998.                                 17,195

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1996

                                   (UNAUDITED)


         NOTE D - LONG-TERM NOTES PAYABLE(Cont.)

         Promissory note payable to a bank,
            collateralized by an automobile, payable in
            monthly installments of $ 419, interest at 8.5%
             through February, 2000.                                   16,692

         Promissory note payable to a finance company,
            collateralized by office equipment, payable
            in monthly installments of $ 1,599, including
            interest through February, 1997.                           19,038

         Promissory note payable to a bank,
            collateralized by real estate owned by a related
            company of a shareholder, payable in its entirety
            with interest at prime rate plus 3%
            on April 25, 1996.                                        150,000
                                                                    ---------

         Total Long-term Notes Payable                                228,494

         Less current portion                                        (177,085)
                                                                    ---------

         Long-term Notes Payable, net                               $  51,409
                                                                   ----------



         NOTE E - SENIOR SUBORDINATED NOTES

         Beginning in December, 1995, the Company made a private offering of $2,500,000 of its 12% Senior Subordinated Notes due December 31, 2000, with attached warrants which will grant the purchasers of the Notes the right to buy 2,000,000 shares of Company's Common Stock. The warrants will grant the purchasers the right to exchange the face amount of Notes at prices of $.70 per share in 1996, $1.25 in 1997, $1.75 in 1998, $2.25 in 1999 and $2.50 in
         2000. Interest will be payable quarterly at the rate of 12% per annum, in arrears. The notes are not secured by any asset or guaranty of the Company.

         Of the $2,500,000 in notes offered, $2,220,000 were issued prior to March 31, 1996. The fair market value of the 1,776,000 warrants issued in conjunction with the notes was estimated by the Company to be $292,487 and is recorded as additional paid in capital and a discount on the notes. The notes are stated net of discount, which is being amortized over the term of the notes. Amortization of this discount included in the accompanying financial statements for the three months and period from inception to March 31, 1996, amounted to $914, and is included in interest expense for those periods.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1996

                                   (UNAUDITED)


         NOTE F - LETTER OF CREDIT AGREEMENT AND RESTRICTED CASH

         The Company issued an irrevocable letter of credit in favor of a vendor of the Company to secure various vendor invoices in the normal course of business. The vendor invoices totaled $179,177 and are included in trade accounts payable at March 31, 1996. The irrevocable letter of credit is secured by a certificate of deposit pledged to the issuing financial institution.


         NOTE G - COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS ISSUED
                  FOR SERVICES:

         The Company issued 12,500 shares of common stock and granted 80,000 common stock purchase warrants to non employees for services provided to the Company. These warrants expire between six months and five years from the date of the grant and have an exercise price between $.70 and $2.50 per share. The Company recognizes an expense equivalent to the fair market value of the services.


         NOTE H - STOCKHOLDERS' EQUITY

         Stock Warrants
         --------------

         During the three months ended March 31, 1996, the Company granted 54,400 common stock purchase warrants to certain key employees and 100,000 to outside directors. These warrants expire between six months and five years from the date of grant and have an exercise price between $.70 and $2.50 per share.

         At March 31, 1996 the Company had outstanding warrants that gave the holders the right to purchase 3,489,628 shares of the Company's common stock at prices ranging from $.70 to $2.50 per share.

         Stock Options
         -------------

         During the three months ended March 31, 1996, the Company granted 160,000 stock options to certain employees. The exercise price of the stock options granted to the employees ranged from $.70 to $2.00 per share, the estimated fair market value of the Company's common stock at the date of grant. No compensation expense has been recognized in the financial statements related to the grant of these options.

                   Charter Communications International, Inc.
                                and Subsidiaries
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1996

                                   (UNAUDITED)


         NOTE H - STOCKHOLDERS' EQUITY(Cont.)

         Stock Options(Cont.)
         --------------------

         The Company has established three stock option plans, the Long-term Stock Option Plan, the Incentive Stock Option Plan and the Non Employee Director Stock Option Plan. Each plan is authorized to grant 500,000 shares of common stock options and the exercise price of these shares must be at least equal to the fair market value of the Company's common stock price at the date of the grant. Options can be issued with varying terms and contain various provisions pertaining to accelerated vesting in the event of significant corporate changes. The following table represents a summary of the outstanding options in the plans at March 31, 1996:


                                              Option Price        Number of
         Stock Options                          Per Share          Options
         -------------                        ------------        --------

         Outstanding, beginning of year            $.70          1,250,000
         Granted                               $.70 - $2.00        160,000
         Canceled                                  $.70           (493,500)
                                                                 ----------
         Outstanding, end of quarter           $.70 - $2.00        916,500
         Exercisable, end of quarter                               280,500

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     (a) Plan of Operation. Over the next twelve months, the Company intends to vigorously pursue the expansion of its International Private Lines, Long Distance Telephone, Network Systems Integration, Internet Access and Phone Centers services. The Company intends to capitalize on the growing demand for these services and gain market share by building its subscriber base both domestically and internationally. Management believes the expansion will be accomplished through the acquisition of additional licenses and concessions allowing the Company to provide these services both in the United States and in targeted Latin American countries. The Company intends to aggressively pursue new customers by combining the highest possible level of service with an expanded sales force and intensive marketing efforts. After thoroughly investigating market demand, the Company expects to expand in major cities in Latin America. Strategic alliances are expected to be formed with local business groups and individuals in order to create successful operations within the respective target Latin American countries.

     The Company intends to continue to build an International Private Lines communication network that will provide voice, data, facsimile, internet, intranet, telecommuting, and video services to government and commercial organizations operating throughout the United States and Latin America. The building of this private line network is complementary to the Company's objective of providing Internet access services. International private lines are used to connect the remote points of presence ("POP's") to the Company's Internet service node in Houston. Private lines are also used to connect businesses to remote domestic or international offices for voice, data, and video communications. Additionally, the Company intends to market its private line services to foreign telephone companies (Post Telephone and Telegraph, or "PTT's"). This service is intended to offer an alternative to the foreign PTT which can carry its international telephone traffic at rates below current prices offered by international satellite consortia. The Company is currently licensed to provide international private line services in the United States, Honduras, Venezuela, Mexico, and Panama. On December 5, 1995, the Company obtained a license from HONDUTEL in Honduras to provide its private line international telecommunications services to Honduras. The initial investment by the Company to develop its license in Honduras to provide international private lines will approximate $100,000 for the purchase of equipment. On April 18, 1996 the Company obtained a concession to provide international private lines to Venezuela from CONATEL, the Venezuelan licensing authority. The Company has identified seven key areas in Venezuela where a significant demand for its communications services exists. Initially, approximately $150,000 will be allocated for the building of the Company's first POP in Venezuela.

     On January 10, 1996, the Company completed the acquisition of 90% of the capital stock of Phoenix DataNet ("PDN") for $525,000. Through PDN, the Company intends to vigorously pursue both the domestic and international expansion of its Internet access business over the next twelve months. The Company's Internet business continues to expand and is currentlty experiencing a growth rate at an approximate annualized rate of 100%. In March, 1996, the Company formed Phoenix DataNet de Panama and commenced offering internet services to businesses and residential customers in Panama City, Panama. In the first month of operation, the Company has acquired over 130 new customers.

     In March 1996, the Company acquired Phoenix Data Systems, Inc. ("PDS"), the former parent company of PDN and the remaining 10% of the outstanding capital stock of PDN in exchange for the issuance of 1,150,000 shares of the Company's common stock. PDS was incorporated in 1988 and is in the business of providing hardware and software to support enterprise networks for small, medium, and large corporate customers. With the anticipated demand for equipment for local area networks, metropolitan area networks, wide area networks and international area networks by Charter and PDN, as well as development of the "Intranet" business, the acquisition of PDS complements the Company's objectives.

         The Company has completed the acquisition of the three phone centers in Panama. The equipment cost of $228,000 was substantially financed through a lease arrangement over a three year term. These phone centers serve US Military troops stationed in or transiting three bases in Panama and the Company is planning to expand its service offerings through the phone centers. The Company is actively pursuing the rights to provide other similar phone centers in military as well as tourist areas throughout Central America, South America, and the Caribbean Basin.

         At its Houston headquarters, capital expenditures were made to improve the Company's international and domestic operations and facilities. Approximately $89,000 was spent to upgrade the facilities in Houston to provide greater bandwidth availability to the Internet from the Houston domestic and international Internet POP. In the last week of March 1996, the Company completed the construction of its second earth station in Houston for use in providing communication services to customers in Central and South America.

         The Company's available resources are not adequate to meet its requirements for the next 12 months. The Company anticipates financing its future needs for operational activities and capital asset acquisitions through private placements and public offerings of equity or debt securities.

         (b) Management's Discussion and Analysis of Financial Condition and Results of Operations. Operations from inception (January 26, 1994) through December 31, 1995 consisted primarily of raising capital, obtaining financing, locating, acquiring, installing, and testing equipment, and administrative activities such as license and concession acquisitions.

     In the first quarter of 1996, the Company's first international private line customers went on-line, the acquisition of Phoenix DataNet and Phoenix Data Systems were completed, and the military phone centers in Panama were purchased. Consolidated revenues from the operations of these combined businesses totaled $431,722. Net loss totaled ($707,652).

     During the first quarter of 1996, the Company invested approximately $850,000 in fixed asset additions representing primarily the completion of the earth station in Houston, the upgrade of the Internet access facilities in Houston, the installation of the Internet POP in Panama, the equipment installations in the Panama phone centers, and the earth station in Honduras. Of this total, approximately $130,000 has been financed by a bank line of credit which totals approximately $120,000 as of March 31, 1996.

         The Company had general and administrative expenses of $577,588 for the three month period ended March 31, 1996 reflecting administrative expenses associated with the acquisition of PDN and PDS and the expansion in Panama. Sales and marketing expenses for the first three months ended March 31, 1996 are expected to decrease as a percentage of net sales proportionally with the increase in sales volume over the remainder of 1996.

         It is anticipated that interest expenses will rise as the Company seeks and acquires debt financing to expand its international operations. Certain of the Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime lending rate could negatively affect the Company's earnings.

         Net cash used in operations during the first quarter of 1996 of $726,129 resulted principally from cash obtained from the private placement of $2,500,000 of notes and warrants in the fourth quarter 1995 and completed in the first quarter 1996. Additional cash was obtained from increases in accounts receivable and inventory but was partially offset by the net losses from operations, non-cash charges and the increase in accounts payable.

         Although cash flow from operations at any given point in 1996 may be negative, the entire year is expected to be positive. Several factors contribute to this expectation. The rate of revenue growth in 1996 is expected to be high because the Company anticipates commencing previously non-existent operations. The Company expects revenue growth beyond that which can be funded by cash flow from operations and will in fact require borrowing on the working capital line of credit. Future infusions of cash required for operating costs and capital equipment expansion will be dependent on the Company's success in obtaining new customers and the closing of private placement financing or public offerings of equity or debt securities.

         Expenses incurred during 1995 and the first quarter of 1996 are costs necessitated to develop, implement and market the Company's operating strategy. As the business plan unfolds, future operating costs will substantially increase and bear little resemblance to those incurred to date. The acquisitions of PDN, PDS, and the phone centers in Panama as well as the revenue stream increases anticipated from telecommunication sales are expected to propel the Company to an on-going operating status in 1996 as compared to the costs incurred in 1995 and first quarter 1996 as a development stage company.

                                     PART II

                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

     On April 9, 1996, an annual meeting of the shareholders of the Company was held at the offices of the Company. At the meeting, the board of directors, consisting of nine persons, was elected. The persons elected as directors was as follows: David G. Olson, William C. Comee, Stephen E. Raville, William P. O'Reilly, Robert E. Conn, Roan L. Scraper, Billie C. Holbert, Jr., John S. Reiland and F. Scott Yeager. The tabulation of the voting for directors is shown in the table below.

     In addition to the election of directors, the shareholders voted on a proposal to reincorporate the Company in the State of Nevada, to change the Company's name from "Maui Capital Corporation" to "Charter Communications International, Inc.," to approve the election of Price Waterhouse LLP as the independent accountants of the Company for the year ended December 31, 1995, and to elect Price Waterhouse LLP as the independent accountants of the Company for the year ending December 31, 1996. The tabulation of the voting on each of the above matters is shown in the table below.


              Matter                       For         Against          Withheld         Abstaining         Non Vote
              ------                       ---         -------          --------         ----------         --------
1)  Election of Directors
 Nominees:

 William C. Comee                    5,799,359           -0-              -0-                 -0-           4,346,444

 Robert E. Conn                      5,799,359           -0-              -0-                 -0-           4,346,444

 Billie C. Holbert, Jr.              5,799,359           -0-              -0-                 -0-           4,346,444

 David G. Olson                      5,799,359           -0-              -0-                 -0-           4,346,444

 Stephen E. Raville                  5,799,359           -0-              -0-                 -0-           4,346,444

 John S. Reiland                     5,799,359           -0-              -0-                 -0-           4,346,444

 William P. O'Reilly                 5,799,359           -0-              -0-                 -0-           4,346,444

 Roan L. Scraper                     5,799,359           -0-              -0-                 -0-           4,346,444

 F. Scott Yeager                     5,799,359           -0-              -0-                 -0-           4,346,444

2)  Reincorporation                  5,799,359           -0-              -0-                 -0-           4,346,444

3)  Change of Name                   5,799,359           -0-              -0-                 -0-           4,346,444

4)  Auditors for 1995                5,799,359           -0-              -0-                 -0-           4,346,444

5)  Auditors for 1996                738,630          5,060,729           -0-                 -0-           4,346,444


Item 5.  Other Information.

 Pursuant to the approval received for the reincorporation and change of name of the Company at the annual meeting of shareholders, effective April 23, 1996 (the "Effective Time"), Maui Capital Corporation, a Colorado corporation ("Maui") was merged into a newly formed wholly owned subsidiary of Maui named "Charter Communications International, Inc.," a Nevada corporation ("Charter"), for the purpose of accomplishing a change in the domicile of the corporation from Colorado to Nevada and to accomplish a change in the corporation's name. Charter had no business or assets prior to the merger with Maui and was formed solely for the purpose of engaging in the merger with Maui.

 The merger of Maui and Charter was effected pursuant to an Agreement and Plan of Merger, a copy of which is attached hereto. At the Effective Time, Charter, as the surviving corporation in the merger, succeeded to all the business, properties, assets and liabilities of the Company. The Articles of Incorporation and Bylaws of Charter are the Articles of Incorporation and Bylaws governing the surviving corporation (copies of each of which are attached hereto).

 Each share of common stock of Maui issued and outstanding immediately prior to the Effective Time by virtue of the merger was converted into one share of common stock, $.00001 par value, of Charter. Each option, warrant or other right to acquire or purchase shares of capital stock of Maui was converted into an identical option, warrant or right to acquire or purchase shares of capital stock of Charter. At the Effective Time, certificates which immediately prior to the Effective Time represented shares of common stock or the right to acquire or purchase capital stock of Maui were deemed for all purposes to represent the same number of shares or rights to acquire or purchase equivalent securities of Charter. It was not necessary for shareholders or holders of options, warrants or rights to acquire or purchase capital stock of Maui to exchange their existing stock certificates, options, warrants or other rights for stock certificates, options, warrants or rights of Charter, as each was deemed automatically converted into equivalent instruments of Charter.

 The reincorporation and change of name did not result in any change in the business, management, assets or liabilities of the corporation. The common stock of Charter is traded on the over the counter market under the symbol "CHRT" just as the common stock of Maui was traded.

Item 6.  Exhibits and Reports on Form 8-K.

 (a)     Exhibits required by Item 601 of Regulation S-B

Exhibit 2.01 -- Plan and Agreement of Merger

Exhibit 2.02 -- Articles of Merger

Exhibit 3.01 -- Articles of Incorporation of Charter Communications
                International, Inc.

Exhibit 3.02 -- Bylaws of Charter Communications International, Inc.

Exhibit 27   -- Financial Data Schedule

 (b)     Reports on Form 8-K.

 Reports on Form 8-K were filed during the quarter for which this report is filed as follows:

March23, 1996 - reporting the replacement of Dickey, Rush & Co., as independent accountants and the appointment of Price Waterhouse LLP as independent accountants.

January 23, 1996 - reporting the acquisition of Phoenix DataNet, Inc. (financial statements to the report were filed on March 25, 1996).

April3,  1996  -  reporting  the  acquisition  of  Phoenix  Data  Systems,  Inc.
     (financial  statements  to the  report  will be filed on or before  June 4,
     1996)

April23, 1996 - reporting the dismissal of Price Waterhouse LLP, as independent accountants.

April30, 1996 - reporting the appointment of KPMG Peat Marwick as independent accountants.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CHARTER COMMUNICATIONS
                               INTERNATIONAL, INC.



Date:    April 14, 1996                      By: /s/ Roan L. Scraper
                                                 Roan L. Scraper
                                                 President


Date:    April 14, 1996                      By: /s/ John Slusser
                                                 John Slusser
                                                 Chief Accounting Officer