Form 10QSB
period 1996-06-30
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1996-08-14
CIK 842305

                      U. S.  SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996

/ / Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to _____________

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

                                ______________________
           (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
   ------------   -----------

                                        PART I

                                FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

    Balance Sheet, Income Statement and Cash Flow information for the period ended June 30, 1995, has not been presented for comparative purposes as the Company was a development stage company, without any business or operating subsidiaries. Therefore, such information would not be relevant for comparison purposes to the financial information for the period ended June 30, 1996.

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS

                     AS OF AND FOR THE THREE AND SIX MONTHS ENDED

                                    JUNE 30, 1996

                                       CONTENTS


CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996
    (UNAUDITED) AND DECEMBER 31, 1995 (AUDITED)

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
    AND SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED) AND
    YEAR ENDED DECEMBER 31, 1995 (AUDITED)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
    AND SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED) AND
    YEAR ENDED DECEMBER 31, 1995 (AUDITED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)


                                                      June 30,    December 31,
                                                        1996          1995
                                                   -------------- ------------
                                    ASSETS

    CURRENT ASSETS

      Cash and Cash Equivalents                    $      258,471  $     43,841
      Accounts Receivable, net of allowance for
        doubtful accounts of $ 113,580 and $ 3,762      1,284,012        43,155
      Receivables from Related Parties                     73,102        34,181
      Inventories                                         238,913
      Prepaid Expenses and Other                          179,911        28,169
                                                   --------------  ------------

        TOTAL CURRENT ASSETS                            2,034,409       149,346

    PROPERTY AND EQUIPMENT, AT COST

      Property, Plant and Equipment                     3,101,304       933,636
      Accumulated Depreciation                           (486,244)     (146,681)
                                                   --------------  ------------

        TOTAL PROPERTY AND EQUIPMENT                    2,615,060       786,955

    OTHER ASSETS

      Advances Related to Acquisition                                   150,000
      Deposits                                             33,146
      Investment in Joint Venture                          90,026
      Intangible assets, net of accumulated
        amortization of $ 204,178                       2,243,011
                                                   --------------  ------------

        TOTAL OTHER ASSETS                              2,366,183       150,000
                                                   --------------  ------------

      TOTAL ASSETS                                 $    7,015,652  $  1,086,301
                                                   --------------  ------------
                                                   --------------  ------------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)


                                                      June 30,    December 31,
                                                        1996          1995
                                                   -------------- ------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES

      Accounts Payable - Trade                     $    1,402,276  $    195,730
      Accrued Expenses and Other                          400,281        93,008
      Due to Related Parties                               37,167       129,167
      Unearned Revenues                                   287,619
      Current Portion of Long-term Notes Payable           13,041
      Lines of Credit                                   1,113,221       129,443
      Loans from Shareholders                               1,828         1,828
                                                   --------------  ------------

        TOTAL CURRENT LIABILITIES                       3,255,433       549,176

    LONG TERM DEBT

      Long-term Notes Payable, net                         49,644
      Senior Subordinated Notes, net                    2,362,566       172,819
                                                   --------------  ------------

        TOTAL LONG-TERM LIABILITIES                     2,412,210       172,819
                                                   --------------  ------------

        TOTAL LIABILITIES                               5,667,643       721,995

    STOCKHOLDERS' EQUITY

      Preferred Stock-.01 par value; 100,000
        shares authorized, 550 shares issued
        and outstanding; liquidation preference
        of $ 1,999,800                                                        6
      Common Stock - .00001 par value; 45,000,000
        shares authorized, 11,625,231 and
         7,298,393 shares issued and outstanding              116            73
      Additional Paid In Capital                        5,030,795     2,235,902
      Accumulated Deficit                              (3,682,902)   (1,871,675)
                                                   --------------  ------------

        TOTAL STOCKHOLDERS' EQUITY                      1,348,009       364,306
                                                   --------------  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $    7,015,652  $  1,086,301
                                                   --------------  ------------
                                                   --------------  ------------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                    Three Months    Six Months     Year Ended
                                   Ended June 30,  Ended June 30,  December 31,
                                        1996           1996           1995
                                   --------------  --------------  ------------


REVENUES

 Communications Services         $   241,640.00  $   299,483.00   $  112,819.00
 Hardware and Software             1,201,731.00    1,251,761.00
 Service Revenues                    414,540.00      414,540.00
 Internet Connection Services        424,794.00      748,643.00            0.00
                                 --------------  --------------    ------------

   Total Revenues                  2,282,705.00    2,714,427.00      112,819.00
                                 --------------  --------------   -------------

COST OF REVENUES AND OPERATING
  EXPENSES

 Data Communications and Operations  797,962.00   1,017,647.00        31,438.00
 Hardware and Software Costs         950,206.00     987,411.00
 Sales and Marketing                 376,602.00     556,749.00
 General and Administrative          918,173.00   1,495,761.00     1,684,288.00
 Bad Debts                             1,164.00       1,164.00         3,762.00
 Depreciation and Amortization       233,358.00     327,310.00       146,681.00
 Interest Expense                    111,246.00     155,764.00       123,061.00
 Other Income                         (2,431.00)     (3,369.00)       (4,736.00)
                                 --------------  -------------    -------------


  TOTAL COST OF REVENUES
    AND OPERATING EXPENSES         3,386,280.00   4,538,437.00     1,984,494.00
                                 --------------  -------------    -------------


 NET LOSS BEFORE INCOME TAXES
   AND MINORITY INTEREST IN
   CONSOLIDATED SUBSIDIARY        (1,103,575.00)  (1,824,010.00)  (1,871,675.00)

 INCOME TAX PROVISION (BENEFIT)            0.00            0.00            0.00


 MINORITY INTEREST IN
   CONSOLIDATED SUBSIDIARY                 0.00       12,783.00            0.00
                                ---------------  --------------    ------------

 NET LOSS                       $(1,103,575.00)  $(1,811,227.00  $(1,871,675.00)
                                ---------------  --------------  ---------------
                                ---------------  --------------  ---------------



         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                   Three Months     Six Months     Year Ended
                                  Ended June 30,  Ended June 30,   December 31,
                                       1996           1996            1995
                                 --------------   --------------   -------------



 LOSS PER SHARE                  $        (0.09)  $        (0.18)  $      (0.34)
                                 --------------   --------------   ------------
                                 --------------   --------------   ------------


  NUMBER OF SHARES USED
    IN COMPUTING NET LOSS
    PER SHARE                     11,625,231.00     9,954,306.00   5,499,475.00
                                 --------------   --------------   ------------
                                 --------------   --------------   ------------


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                               Three Months         Six Months          Year Ended
                                              Ended June 30,      Ended June 30,        December 31,
                                                   1996               1996                 1995
                                              --------------      --------------       -------------
  CASH FLOWS FROM OPERATING
       ACTIVITIES

    NET LOSS                                 $   (1,103,575)     $   (1,811,227)      $  (1,523,924)

    ADJUSTMENTS TO RECONCILE NET LOSS
      TO NET CASH USED IN OPERATING
      ACTIVITIES:
      Depreciation and Amortization                 233,358             327,310             146,681
      Bad Debts                                       1,164               1,164               3,762
      Amortization of Discounts on
        Senior Subordinated Notes                    16,825              17,739
      Non-Cash Consulting and
        Services Fees                                51,130              71,727             177,000

      Decrease (increase) in
        operating assets:
        Accounts Receivable                        (427,197)           (482,222)            (46,917)
        Receivables from Related Parties             23,688              41,924              11,858
        Inventory and Other Assets                   87,837              45,438
        Deposits                                     13,598             (33,146)
        Prepaid Expenses and Other                  134,074             (72,079)            (16,169)

      Increase (decrease) in
        operating liabilities:
        Accounts Payable                            (18,184)            254,682             101,686
        Accrued Expenses and Other                  101,249             117,396              53,841
        Due to Related Parties                                         (129,167)            129,167
        Unearned Revenues                            87,794             126,093
        Other                                       (28,722)            (28,722)                  0
                                              --------------      --------------       -------------

    Total adjustments                               276,614             258,137             560,909
                                              --------------      --------------       -------------

    NET CASH USED IN OPERATING
      ACTIVITIES                                   (826,961)         (1,553,090)           (963,015)

  CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of Property & Equipment               (869,953)         (1,717,907)           (231,713)
    Proceeds from Sale Leaseback                     66,165             274,165
    Investment in Joint Venture                     (77,289)           (154,191)
    Advances related to
      subsequent acquisition                                                               (150,000)
    Acquisition of Subsidiary                                          (375,000)
    Purchased Goodwill                                                   (6,000)
                                              --------------      --------------       -------------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  Charter Communications International, Inc.
                               and Subsidiaries
                     Consolidated Statements of Cash Flows

                                  (UNAUDITED)


                                               Three Months        Six Months           Year Ended
                                              Ended June 30,      Ended June 30,        December 31,
                                                   1996               1996                 1995
                                              --------------      --------------       -------------

    NET CASH USED IN INVESTING
      ACTIVITIES                                   (881,077)         (1,978,933)           (381,713)

  CASH FLOWS FROM FINANCING ACTIVITIES

    Loans from Shareholders                                                                 296,828
    Repayment of Loans
      from Shareholders                                                                  (1,227,500)
    Proceeds from Lines of Credit                 1,000,000           1,000,000              93,285
    Repayments on Lines of Credit                    (8,111)            (16,222)
    Repayments of Bank Notes                       (165,809)           (165,809)
    Proceeds from Senior
      Subordinated Notes                            417,314           2,172,008             172,819
    Proceeds from Issuance of
      Stock Warrants                                 67,686             332,992              27,181
    Proceeds from the Issuance of
      Common Stock                                      365             423,684
    Proceeds from Issuance of
      Preferred Stock                                                                     1,999,800
                                              --------------      --------------       -------------

    NET CASH FROM FINANCING
      ACTIVITIES                                  1,311,445           3,746,653           1,362,413
                                              --------------      --------------       -------------

  NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                           (396,593)            214,630              17,685

  CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                          655,064              43,841              26,156
                                              --------------      --------------       -------------

  CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                         $      258,471      $      258,471       $      43,841
                                              --------------      --------------       -------------
                                              --------------      --------------       -------------


  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest Paid                            $       67,010      $       72,397       $     106,248
    Taxes Paid                                            0                   0                   0


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

                                     (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Charter Communications International, Inc. (the "Company"), a Nevada corporation, and it's wholly owned subsidiaries as of June 30, 1996 and the related statements of operations and statements of cash flows for the three months and six months ended June 30, 1996, are unaudited. The consolidated balance sheet of the Company and it's wholly owned subsidiaries as of December 31, 1995 and the related statements of operations and statements of cash flows for the year ended December 31, 1995, were audited by other accountants and they expressed an unqualified opinion on them in their report dated March 29, 1996, but they have not performed any auditing procedures since that date.

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

REVENUE RECOGNITION

Revenues from telecommunications, Internet access services and networked computer sales and services are generally recognized when the services are provided.

Invoices rendered and payments received for telecommunications services and Internet access in advance of the period when revenues are earned are recorded as unearned revenues and recognized ratably over the period the services are provided or the term of the Internet subscription agreements, which are generally 3 to 12 months. Sales of hardware are recognized when installation has occurred and no further performance obligation remains. Sales of pre-packaged software are recognized upon delivery of the product.

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

                                     (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

INVENTORIES

Inventories at June 30, 1996 consist of Internetworking and network computer products as well as pre-packaged software used for Internet access. All inventory is recorded as finished goods and is available for sale. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

INCOME TAXES

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

SUPPLEMENTARY LOSS PER SHARE - On March 8, 1996, the Series A Preferred Stock was automatically converted into 2,847,412 shares of the Company's common stock. Supplementary loss per share is the loss per share amount adjusted to reflect the conversion of preferred stock on March 8, 1996 as if the conversion had occurred on the day the preferred stock was issued. Supplementary loss per share for the three and six months ended June 30, 1996 and for the year ended December 31, 1995 was ($.09), ($.16) and ($0.22), respectively.

AMORTIZATION

The company amortizes any purchased goodwill on acquisitions over a period of not less than 60 months on a straight-line basis.

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

                                     (UNAUDITED)

NOTE B - ACQUISITIONS

PHOENIX DATANET, INC.

On January 8, 1996, the Company acquired 90 percent of the issued and outstanding capital stock of Phoenix DataNet, Inc. (PDN), in exchange for $525,000 in cash. PDN, a Texas corporation, was formerly a subsidiary of Phoenix Data Systems, Inc. (Systems). PDN was originally incorporated on February 21, 1995, and prior to that date had operated as a division of Systems. Systems entered into an agreement on December 22, 1995 to sell its 90 percent ownership of the issued and outstanding shares of common stock of PDN. On March 21, 1996, the Company acquired the remaining 10 percent in PDN through the issuance of 150,000 shares of the Company's common stock, at a estimated fair market value of $2.00 per share at the time the transaction was consummated. The acquisition has been accounted for as a purchase.

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

PHOENIX DATA SYSTEMS, INC.

On March 21, 1996, the Company acquired 100 percent of the issued and outstanding capital stock of Systems. The transaction involved the exchange of 1,000,000 shares of the Company's common stock, 825,000 shares of which were immediately issued free and clear of any adverse claims or encumbrances and 175,000 shares are being retained by the Company in order to secure representations and warranties and covenants of Systems and Systems shareholders and will be subject to offset against claims against Systems. The shares immediately issued in the transaction were valued at $2.00 per share, the estimated fair market value as of the date the transaction was consummated. A separate value will be placed upon the retained shares when and if they are eventually issued. The acquisition has been accounted for as a purchase.

Systems is in the business of providing computer network integration, service, consulting and support for commercial businesses.

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

                                     (UNAUDITED)

NOTE B - ACQUISITIONS (CONT.)

PHOENIX DATA SYSTEMS, INC.

Unaudited pro forma revenues, net loss and loss per share assuming the transaction had occurred at January 1, 1996 are as follows:






                                                                 Proforma
                                                                 --------
                                       Historical        Charter Communications
                                       ----------          International, Inc.
                                 Charter Communications      and Phoenix Data
                                   International, Inc.        Systems, Inc.
                                 For the 6 Months Ended  For the 6 Months Ended
                                      June 30, 1996           June 30, 1996
                                      -------------           -------------

Revenues                              $ 2,714,427            $ 4,080,318

Net Loss                               (1,811,227)            (1,936,624)

Net Loss per share                           (.18)                  (.19)

PANAMA PHONE CENTERS

On March 30, 1996 the Company acquired the assets and rights to operate long distance telephone centers at various U.S. military installations in the Republic of Panama. Prior to March 30, 1996 the Company had been receiving royalties from telephone calls placed at these phone centers, under a separate contract. The phone centers and rights to provide these service were acquired for the price of $224,000 cash and 2,000 shares of common stock of the Company valued at $2.00 per share. Simultaneously with the purchase the Company entered into an agreement with a lease finance company to sell and lease back a portion of the assets acquired. Lease financing was obtained in the amount of $168,000, the acquisition price of the majority of the phone center assets. The term of the lease provides for monthly payments of $5,712, beginning on April 1, 1996 and continuing through March 1, 1999.

This transaction is not considered to be a significant business combination and accordingly, no proforma information is presented.

JOINT VENTURE AGREEMENT

On January 24, 1996 the Company entered into an agreement for joint operations of international telecommunications service into and out of various locations in the Country of Mexico. The Company has agreed to incur various expenses to reactivate the international telecommunications service to various hotel

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

                                     (UNAUDITED)

NOTE B - ACQUISITIONS (CONT.)

JOINT VENTURE AGREEMENT (CONT.)

facilities, arrange for agreements with international carriers to provide call termination and other services and contribute future funds for equipment to connect new customers. As a result of these contributions and efforts the Company will receive 50 percent of the net revenues generated from the joint operations of this service.

NOTE C - INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 1996:

         Organizational Costs                         $      6,872
         Non-Compete Covenant and Other                     78,700
         Goodwill                                        2,361,617
         Accumulated Amortization                         (204,178)
                                                      ------------
                                                      $  2,243,011
                                                      ------------

NOTE D - LINES OF CREDIT

The company has established three lines of credit with a commercial bank that provides for borrowings up to $146,000, $500,000 and $500,000. The revolving credit lines are secured by a security interest in certain electronic equipment and securities of a shareholder of the Company. Interest is payable monthly on two of the credit lines and quarterly on one, all at the bank's prime rate plus 1%. Repayments of principal on these lines of credit are due as follows:

                                        Periodic
     Balance, June 30    Payable      Principal Due      Balance Due
     ----------------    -------      -------------      -----------
         $113,221        Monthly          $4,056         December 10, 1996
         $500,000        Quarterly       $25,000         May 2, 1997
         $500,000        Annually           --           June 13, 1997

NOTE E - LONG-TERM NOTES PAYABLE

At June 30, 1996 the following long-term notes payable were outstanding. These liabilities were assumed upon acquisition of Phoenix Data Systems, Inc. and have been included in the accompanying financial statements.

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

                                     (UNAUDITED)

NOTE E - LONG-TERM NOTES PAYABLE (CONT.)

Promissory note payable to a bank,
     collateralized by an automobile, payable in monthly
     installments of $445, interest at 8.5%
     through January, 2000.                                             18,022

Promissory note payable to a bank,
     collateralized by an automobile, payable in
     monthly installments of $ 606, interest at 12.0%
     through December 19, 1998.                                         16,762

Promissory note payable to a bank,
     collateralized by an automobile, payable in
     monthly installments of $419, interest at 8.5%
      through February, 2000.                                           15,786

Promissory note payable to a finance company,
     collateralized by office equipment, payable
     in monthly installments of $1,599, including
     interest through February, 1997.                                  12, 115
                                                                   -----------

Total Long-term Notes Payable                                           62,685

Less current portion                                                   (13,041)
                                                                        ------

Long-term Notes Payable, net                                       $    49,644
                                                                   -----------
                                                                   -----------

NOTE F - SENIOR SUBORDINATED NOTES

Beginning in December, 1995, the Company made a private offering of $2,500,000, subsequently increased to $2,873,000, of its 12% Senior Subordinated Notes due December 31, 2000, with attached warrants which will grant the purchasers of the Notes the right to buy 2,000,000 shares, subsequently increased to 2,298,400 shares, of the Company's Common Stock. The warrants grant the purchasers the right to exercise the warrants at prices of $.70 per share in 1996, $1.25 in 1997, $1.75 in 1998, $2.25 in 1999 and $2.50 in 2000. Interest is payable quarterly at the rate of 12% per annum, in arrears. The notes are not secured by any asset of the Company or guaranty.

During the three and six months ended June 30, 1996, the Company granted 228,000 and 2,004,000 warrants, respectively, attached to these subordinated notes. Prior to 1996 the Company had granted 160,000 warrants.

The fair market value of the 2,164,000 warrants issued in conjunction with the notes was estimated by the Company to be $360,173 and is recorded as additional paid in capital and a

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

                                     (UNAUDITED)

NOTE F - SENIOR SUBORDINATED NOTES (CONT.)

discount on the notes. The notes are stated net of discount, which is being amortized over the term of the notes. Amortization of this discount included in the accompanying financial statements for the three months and six months ended June 30, 1996, amounted to $16,825 and $17,739, respectively, and is included in interest expense for those periods.

NOTE G - COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS AND OPTIONS ISSUED
         FOR SERVICES

During the three and six months ended June 30, 1996, the Company issued 2,500 and 12,500 shares, respectively, of common stock, granted 0 and 80,000, respectively, common stock purchase warrants and granted 211,917 and 211,917, respectively, common stock options to nonemployees for services provided to the Company. These warrants expire between six months and five years from the date of the grant and have an exercise price between $.70 and $2.50 per share. The Company recognizes an expense equivalent to the fair market value of the services.

NOTE H - STOCKHOLDERS' EQUITY

STOCK WARRANTS

During the three and six months ended June 30, 1996, the Company granted 0 and 54,400, respectively, common stock purchase warrants to certain key employees and 0 to 100,000, respectively, to outside directors. These warrants expire between six months and five years from the date of grant and have an exercise price between $.70 and $2.05 per share.

At June 30, 1996 the Company had outstanding warrants that gave the holders the right to purchase 3,877,631 shares of the Company's common stock at prices ranging from $.70 to $2.50 per share.

STOCK OPTIONS

During the three and six months ended June 30, 1996, the Company granted 385,585 and 545,585 stock options to certain employees. The exercise price of the stock options granted to the employees ranged from $.70 to $6.00 per share, the estimated fair market value of the Company's common stock at the date of grant. No compensation expense has been recognized in the financial statements related to the grant of these options.

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996

                                     (UNAUDITED)

NOTE H - STOCKHOLDERS' EQUITY (CONT.)

STOCK OPTIONS (CONT.)

The Company has established three stock option plans, the Long-term Stock Option Plan, the Incentive Stock Option Plan and the Nonemployee Director Stock Option Plan. Each plan is authorized to grant options to purchase 500,000 shares of common stock. The exercise price per share must be at least equal to the fair market value of the Company's common stock at the date of the grant. Options can be issued with varying terms and contain various provisions. The Company has also issued nonplan options with varying terms and provisions. The following table represents a summary of the outstanding options at June 30, 1996:

                                               OPTION PRICE          NUMBER OF
STOCK OPTIONS                                    PER SHARE             OPTIONS

Outstanding, beginning of year                    $.70              1,250,000
Granted                                        $.70 - $6.00           757,502
Canceled                                       $.70 - $2.00          (620,833)
                                                                    ---------
Outstanding, end of quarter                    $.70 - $6.00         1,386,669
Exercisable, end of quarter                                           299,167

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    (a) PLAN OF OPERATION. Over the next twelve months, the Company plans to continue to vigorously pursue the expansion of its INTERNATIONAL PRIVATE LINES, LONG DISTANCE TELEPHONE, DATA SYSTEMS, PHONE CENTERS, and INTERNET ACCESS services. The Company intends to capitalize on the growing demand for these services and gain market share by building its subscriber base both domestically and internationally through the acquisition of additional licenses and concessions allowing the Company to provide these services both in the United States and in targeted Latin American countries. The Company intends to aggressively pursue new customers by combining the highest possible level of service with an expanded sales force and intensive marketing efforts.

    The Company intends to continue to build an INTERNATIONAL PRIVATE LINE communication network that will provide voice, data, facsimile, INTERNET, intranet, telecommuting, and video services to government and commercial organizations operating throughout the United States and Latin America. The building of this private line network is complementary to the Company objective of providing INTERNET access services. The Company is currently licensed to provide international private line services in the United States, Honduras, Venezuela, Mexico, and Panama. On December 5, 1995 the Company obtained a license form HONDUTEL in Honduras to provide its private line international telecommunications services to Honduras. The initial investment by the Company to develop its license in Honduras to provide international private lines will approximate $100,000 for the purchase of equipment. On April 18, 1996 the Company obtained a concession to provide international private lines to Venezuela from CONATEL, the Venezuelan licensing authority. The Company has identified seven key areas in Venezuela where a significant demand for its services exists. Initially, approximately $250,000 will be allocated for the building of the Company's first point of presence ("POP") in Venezuela, which will include the construction of an earth station. Over the next twelve months, the Company intends to seek an additional $2-3 million to build-out and operate facilities in Venezuela, which it may obtain through the public or private sale of securities.

    While the Company's telecommunication business is currently focused on the provision of international private lines, it is also participating in an existing venture in Mexico to provide LONG DISTANCE TELEPHONE SERVICES to the United States. The initial investment by the Company was approximately $120,000. The Company is actively pursuing other opportunities to provide long distance services in Mexico and other Latin American countries. While there are presently no contractual commitments regarding the purchase of facilities and equipment to provide these services, the Company anticipates that approximately $300,000 to $500,000 over the next twelve months will be required to expand its long distance service to meet the demand of existing opportunities.

    The Company is vigorously pursuing both the domestic and international expansion of its INTERNET access business. The Company's INTERNET business continues to expand and is currently experiencing an annualized growth rate of approximately 100% in its domestic INTERNET business. In March, 1996, the Company formed Phoenix DataNet de Panama, a Panama corporation ("Phoenix Panama") and commenced the offering of INTERNET services to business and residential customers in Panama City, Panama. In the first three months of operation, Phoenix Panama acquired over 300 new customers. On July 19, 1996 the Company obtained an additional concession to provide INTERNET services to both residences and business operating in Venezuela. The Company anticipates it will spend approximately $150,000 per site in order to provide INTERNET services at each of the seven areas targeted for private line services in Venezuela.

    At its Houston headquarters, capital expenditures were made through the six month period ended June 30, 1996, of approximately $660,000 to improve the Company's international and domestic operations and facilities, including approximately $90,000 spent to upgrade the facilities in Houston to provide greater bandwidth availability to the INTERNET from the Houston domestic and international INTERNET POP. In the last week of March, the Company completed the construction of its second earth station in Houston for use in providing communication services to customers in Central and South America.

    The Company's available resources are not adequate to meet its requirements for the next 12 months. The Company anticipates financing its future needs for operational activities and capital asset acquisitions through private placements and public offerings of equity or debt securities.

    (b)  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS. Operations from January 26, 1994 through December 31, 1995 consisted primarily of raising capital, obtaining financing, locating, acquiring, installing, and testing equipment, and administrative activities such as license and concession acquisitions.

    In the first quarter of 1996, the Company's first international private line customers went on-line, the acquisition of Phoenix DataNet and Phoenix Data Systems were completed, and the military phone centers in Panama were purchase. Consolidated revenues from the operations of these combined lines of business totaled $431,722. Net loss totaled ($707,652).

    In the second quarter of 1996, the Company's consolidated revenues from the operations totaled $2,282,705. Net loss totaled ($1,103,575).

    During the six months ended June 30, 1996, the Company invested approximately $870,000 in fixed asset additions representing primarily the completion of the earth station in Houston, the upgrade of the INTERNET access facilities in Houston, the installation of the INTERNET POP in Panama, the equipment installations in the recently acquired Panama phone centers, and the earth station in Honduras. Of this total, approximately $1,000,000 has been financed by a bank line of credit which totals approximately $1,113,221 as of June 30, 1996.

    Selling, general and administrative expenses were $1,294,775 and $2,052,510 for the three and six months ended June 30, 1996, respectively. Higher administrative expenses were associated with the acquisition of PDN and PDS and the expansion in Panama. The increase in selling expenses resulted from increased sales volume. Selling, general and administrative expenses for the first six months of 1996 were 82% of sales compared to 1400% of sales for 1995. These expenses are expected to decrease proportionally with the increase in sales volume over the remainder of 1996.

    Interest expense was $111,246 and $155,764 for the three and six months ended June 30, 1996, respectively. The increase over the same period in 1995 is due to the Company's migration from a development stage company to a fully operating entity. It is anticipated this figure will continue to rise as the Company acquires debt financing to expand its international operations. The Company's credit facilities are variable rate notes tied to the Company's lending institution's prime rate. Increases in the prime lending rate could negatively affect the Company's earnings.

    Net earnings (losses) for the three months and six months ended June 30, 1996 were ($1,103,575) or ($.09) per share and ($1,811,227) or ($.18) per share.

    Net cash used in operations for the three and six months ended June 30, 1996 was $826,961 and $1,553,090, respectively, resulted principally from cash obtained from the private placement of approximately $2,873,000 in notes and warrants in the fourth quarter 1995 and completed in the first quarter of 1996. Additional cash was obtained from increases in accounts receivable and inventory but was partially offset by the net losses from operations, non-cash charges and the increase in accounts payable.

    The rate of revenue growth in 1996 is expected to be high because the Company will be commencing previously non-existent operations and expects to consummate the acquisition of Overlook Communications International Corporation ("OCI"), as discussed below. The Company expects revenue growth beyond that which can be funded by cash flow from operations and will in fact require borrowing on the working capital line of credit. Future infusions of cash required for operating costs and capital equipment expansion will be dependent on the Company's success in obtaining new customers and the closing of private placement financing or public offerings of equity or debt securities.

    Expenses incurred during 1995 and the first and second quarters of 1996 are costs necessitated to develop, implement and market the Company's operating strategy. As the business plan unfolds, future operating costs will substantially increase and change in form and content from those incurred to date. The acquisitions of PDN, PDS, and the phone centers in Panama as well as the revenue stream increases anticipated from telecommunication sales will propel the Company to on-going operating status in 1996 as compared to the costs incurred in 1995 and first quarter 1996 as a development stage company.

    Recent Developments. The Company recently announced the execution of a Letter of Intent with OCI, a global interactive database and telecom services company, pursuant to which a newly formed wholly owned subsidiary of the Company would be merged with OCI in a reverse Triangular merger, with OCI serviving as a wholly owned subsidiary of the Company. In the transaction, the Company will issue 9,000,000 shares of common stock in exchange for all the issued and outstanding capital stock of OCI. The Company and OCI have recently executed definitive agreements and expect to consummate the transaction, subject to the approval of OCI's shareholders in the third quarter of 1996.

                                       PART II

                                  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    On June 2, 1996, the stockholders of the Company approved by written consent the adoption of three stock option plans of the Company: the 1996 Nonemployee Director Stock Option Plan, the 1996 Executive Long-Term Stock Option Plan and the 1996 Incentive Stock Option Plan (collectively, the "Plans"). Under the corporation laws of the State of Nevada and the Company's Articles of Incorporation and Bylaws, the stockholders of the Company may take actions by less than unanimous written consent; provided that the consent is signed by stockholders representing the number of shares required to authorize the actions authorized in the consent. Pursuant to the Nevada corporation laws and the Articles of Incorporation and Bylaws of the Company, the vote of a majority of the common stock of the Company was required to approve the Plans. On June 2, 1996, the date of the Consent, the Company had 11,787,805 shares of Common Stock issued and outstanding and entitled to vote on the approval of the Plans. Seven stockholders representing in the aggregate 7,250,622 shares, or 61.5%, of the Company's Common Stock executed the consent. After the consent was executed by stockholders holding sufficient voting power to authorize the actions set forth therein, the consent was not submitted to any other stockholders for approval. Accordingly, the Company has no information as to whether such stockholders would have voted in favor of the proposal, against the proposal or would have abstained from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits required by Item 601 of Regulation S-B.

         Exhibit 3.03    - Amended Bylaws of the Company

         Exhibit 10.07  - Agreement with Honduran Telecommunications Company
         Exhibit 10.08  - Agreement with Telecomunicaciones De Mexico
         Exhibit 10.09  - Agreement with Comision Nacional de
                          Telecomunicaciones
         Exhibit 27     - Financial Data Schedule

    (b) REPORTS ON FORM 8-K.

         The following reports on Form 8-K were filed by the Company during the quarter for which this report on Form 10-QSB is being filed:

         (i) Form 8-K/A - amending Form 8-K dated April 19, 1996, regarding dismissal of Price Waterhouse LLP as the registrant's independent accountants.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHARTER COMMUNICATIONS
                                        INTERNATIONAL, INC.



Date:    August 14, 1996                          By:  /s/ David G. Olson
                                                       Chief Executive Officer


Date:    August 14, 1996                          By:  /s/ John Slusser
                                                       Chief Accounting Officer