Form 10QSB
period 1996-09-30
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1996-11-14
CIK 842305

                  U. S.  SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996

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

        _______________________________________________________________
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
       ---          ---

                                      PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES


                         CONSOLIDATED FINANCIAL STATEMENTS


                     AS OF AND FOR THE THREE AND NINE MONTHS ENDED

                                 SEPTEMBER 30, 1996

                                    CONTENTS


Consolidated Balance Sheets as of September 30, 1996 (unaudited) and
  December 31, 1995 (audited)

Consolidated Statements of Operations for the three and nine months ended
  September 30, 1996 (unaudited) and three and nine months ended September 30, 1995 (unaudited)

Consolidated Statements of Cash Flows for the three and nine months ended
  September 30, 1996 (unaudited) and three and nine months ended September 30, 1995 (audited)

Notes to Consolidated Financial Statements (unaudited)

                  CHARTER COMMUNICATIONS INTERNATIONAL,INC.
                             AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                               (UNAUDITED)


                                                    September 30,  December 31,
                                                         1996          1995
                                                    -------------  ------------

                                 ASSETS

CURRENT ASSETS

  Cash and Cash Equivalents                          $   489,598    $   43,841
  Accounts Receivable, net of allowance for
    doubtful accounts of $556,137 and $3762            2,476,784        43,155
  Receivables from Related Parties                       368,235        34,181
  Inventories                                            394,195
  Prepaid Expenses and Other                             345,431        28,169
                                                     -----------    ----------

    TOTAL CURRENT ASSETS                               4,074,243       149,346

PROPERTY AND EQUIPMENT, AT COST

  Property, Plant and Equipment                        6,441,486       933,636
  Accumulated Depreciation                            (1,344,301)     (146,681)
                                                     -----------    ----------

    TOTAL PROPERTY AND EQUIPMENT                       5,097,185       786,955

OTHER ASSETS

  Other Assets                                            41,555
  Other Investments                                      255,839       150,000
  Intangible assets, net of accumulated
    amortization of $378,149                          24,646,372
                                                     -----------    ----------

    TOTAL OTHER ASSETS                                24,943,766       150,000
                                                     -----------    ----------

  TOTAL ASSETS                                       $34,115,194    $1,086,301
                                                     -----------    ----------
                                                     -----------    ----------




           See accompanying notes to consolidated financial statements.

                  CHARTER COMMUNICATIONS INTERNATIONAL,INC.
                             AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                               (UNAUDITED)


                                                    September 30,  December 31,
                                                         1996          1995
                                                    -------------  ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable - Trade                          $  5,467,890    $  195,730
  Accrued Expenses and Other                             819,399        93,008
  Due to Related Parties                                  54,167       129,167
  Unearned Revenues                                      325,764
  Current Portion of Long-term Notes Payable             250,737
  Lines of Credit                                      1,079,203       129,443
  Loans from Shareholders                                542,466         1,828
                                                     -----------    ----------
    TOTAL CURRENT LIABILITIES                          8,539,626       549,176

LONG TERM DEBT

  Long-term Notes Payable, net                           548,855
  Senior Subordinated Notes, net                       2,463,753       172,819
                                                     -----------    ----------
    TOTAL LONG-TERM LIABILITIES                        3,012,608       172,819
                                                     -----------    ----------
    TOTAL LIABILITIES                                 11,552,234       721,995

STOCKHOLDERS' EQUITY

  Preferred Stock-.01 par value; 100,000
    shares authorized, 550 shares issued
    and outstanding; liquidation preference
    of $1,999,800                                                            6
  Common Stock--.00001 par value; 45,000,000
    shares authorized, 24,013,231 and 7,298,393
    shares issued and outstanding                            240            73
  Additional Paid In Capital                          28,120,372     2,235,902
  Accumulated Deficit                                 (5,557,652)   (1,871,675)
                                                     -----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                        22,562,960       364,306

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $34,115,194    $1,086,301
                                                     -----------    ----------
                                                     -----------    ----------




          See accompanying notes to consolidated financial statements.

                      CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE MONTHS ENDED

                                    (UNAUDITED)


                                                    September 30,  December 31,
                                                         1996          1995
                                                    -------------  ------------
REVENUES

  Communications Services                            $ 1,236,706    $  29,098
  Hardware and Software                                  746,933
  Networking Service Revenues                            126,286
  Internet Connection Services                           479,880
                                                     -----------    ---------
    TOTAL REVENUES                                     2,589,805       29,098
                                                     -----------    ---------

COST OF REVENUES AND OPERATING EXPENSES

  Data Communications and Operations                   1,596,926
  Hardware and Software Costs                            597,283
  Sales and Marketing                                    411,661
  General and Administrative                           1,168,176      268,820
  Bad Debts                                              187,000
  Depreciation and Amortization                          371,388       50,074
                                                     -----------    ---------
    TOTAL COST OF REVENUES AND OPERATING EXPENSES      4,332,434      318,894
                                                     -----------    ---------

OTHER INCOME OR EXPENSES

  Interest Expense                                       127,133       28,692
  Other (Income) or Losses                                 4,988       (3,682)
                                                     -----------    ---------
    TOTAL OTHER (INCOME) OR EXPENSES                     132,121       25,010
                                                     -----------    ---------

  NET LOSS BEFORE INCOME TAXES
    AND MINORITY INTEREST IN
    CONSOLIDATED SUBSIDIARY                           (1,874,750)    (314,806)

  INCOME TAX PROVISION (BENEFIT)                               0            0

  MINORITY INTEREST IN
    CONSOLIDATED SUBSIDIARY                                    0            0
                                                     -----------    ---------
NET LOSS                                             $(1,874,750)   $(314,806)
                                                     -----------    ---------
                                                     -----------    ---------


           See accompanying notes to consolidated financial statements.

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED

                                (UNAUDITED)

                                           September 30,    September 30,
                                               1996              1995
                                          --------------    -------------
  LOSS PER SHARE                           $       (0.12)      $    (0.04)
                                          --------------    -------------
                                          --------------    -------------

Number of shares used in computing net
  loss per share                           15,270,046           7,298,391
                                          -----------          ----------
                                          -----------          ----------























        See accompanying notes to consolidated financial statements.

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTHS ENDED

                                (UNAUDITED)



                                           September 30,    September 30,
                                               1996              1995
                                          --------------    -------------

REVENUES
  Communications Services                  $ 1,536,189        $ 59,224
  Hardware and Software                      1,998,694
  Networking Service Revenues                  540,826
  Internet Connection Services               1,228,523
                                           -----------        --------
    TOTAL REVENUES                           5,304,232          59,224
                                           -----------        --------

COST OF REVENUES AND OPERATING EXPENSES

  Data Communications and Operations         2,614,573
  Hardware and Software Costs                1,584,694
  Sales and Marketing                          968,410
  General and Administrative                 2,663,937         636,179
  Bad Debts                                    188,164
  Depreciation and Amortization                698,698         141,518
                                           -----------        --------

    TOTAL COST OF REVENUES AND
     OPERATING EXPENSES                      8,718,476         777,697
                                           -----------        --------

OTHER INCOME OR EXPENSES

  Interest Expense                             282,897          96,581
  Other (Income) or Losses                       1,619          (3,682)
                                           -----------        --------

    TOTAL OTHER (INCOME) EXPENSES              284,516          92,899
                                           -----------        --------

  NET LOSS BEFORE INCOME TAXES AND
   MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                               (3,698,760)       (811,372)

  INCOME TAX PROVISION (BENEFIT)                     0               0

  MINORITY INTEREST IN CONSOLIDATED
   SUBSIDIARY                                   12,783               0
                                           -----------        --------

Net Loss                                   $(3,685,977)      $(811,372)
                                           -----------        --------
                                           -----------        --------




        See accompanying notes to consolidated financial statements.

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE NINE MONTHS ENDED

                                (UNAUDITED)

                                           September 30,    September 30,
                                               1996              1995
                                          --------------    -------------
  LOSS PER SHARE                          $      (0.31)      $      (0.51)
                                          -------------      ------------
                                          -------------      ------------

Number of shares used in computing net
  loss per share                             11,886,440         7,298,391
                                          -------------      ------------
                                          -------------      ------------



























        See accompanying notes to consolidated financial statements.

                  CHARTER COMMUNICATIONS INTERNATIONAL,INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                  (UNAUDITED)


                                                    September 30,  September 30,
                                                         1996          1995
                                                    -------------  -------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

  NET LOSS                                            $(1,874,750)   $(314,806)
  ADJUSTMENTS TO RECONCILE NET LOSS
    TO NET CASH USED IN OPERATING
    ACTIVITIES:
    Depreciation and Amortization                         371,389       50,074
    Loss on Disposal of Asset                               5,721
    Bad Debts                                             187,000
    Amortization of Discounts on
      Senior Subordinated Notes                            13,353
    Non-Cash Consulting and
      Services Fees                                       151,848

  Decrease (increase) in
    operating assets:

    Accounts Receivable                                   192,000      (13,597)
    Receivables from Related Parties                       89,741         (957)
    Inventory                                            (138,168)
    Prepaid Expenses and Other                           (107,602)        (531)
    Organization Costs                                   (106,973)     (36,667)

  Increase (decrease) in
    operating liabilities:

    Accounts Payable                                      692,957      (51,379)
    Accrued Expenses and Other                              6,703      (16,293)
    Due to Related Parties                                 54,167
    Unearned Revenues                                      38,145
    Other                                                  (3,098)
                                                      -----------    ---------
  Total adjustments                                     1,447,183      (69,350)
                                                      -----------    ---------
  NET CASH USED IN OPERATING
   ACTIVITIES                                            (427,567)    (384,156)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Property & Equipment                       (843,945)     (28,063)
  Investment in Joint Venture                             (31,657)
                                                      -----------    ---------
  NET CASH USED IN INVESTING
   ACTIVITIES                                            (875,602)     (28,063)


            See accompanying notes to consolidated financial statements.

                  CHARTER COMMUNICATIONS INTERNATIONAL,INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                  (UNAUDITED)


                                                    September 30,  September 30,
                                                         1996          1995
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Loans from Shareholders                                500,000
  Repayment of Loans
    from Shareholders                                    (25,000)   (1,209,961)
  Proceeds from Trust Funds Receivable                                   4,904
  Repayment of Subordinatedd
    Line of Credit                                                    (109,915)
  Repayments on Lines of Credit                          (34,018)
  Repayments of Bank Notes                                (8,424)
  Proceeds from the Issuance of
    Common Stock                                       1,101,738
  Preferred Stock Subscription
    Deposit Applied                                                   (100,000)
  Proceeds from Issuance of
    Preferred Stock                                                  1,977,612
                                                      ----------   -----------
  NET CASH FROM FINANCING
    ACTIVITIES                                         1,534,296       562,640
                                                      ----------   -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   231,127       150,421

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                 258,471       100,503
                                                      ----------   -----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                    $  489,598   $   250,924
                                                      ----------   -----------
                                                      ----------   -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Interest Paid                                         $110,770     $  37,581


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED

                                 (UNAUDITED)



                                        September 30,       September 30,
                                            1996                1995
                                        -------------       -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES

  NET LOSS                               $(3,685,977)        $(811,372)

  ADJUSTMENTS TO RECONCILE NET LOSS
   TO NET CASH USED IN OPERATING
   ACTIVITIES:
    Depreciation and Amortization            698,699           141,518
    Loss on Disposition of Asset               5,721
    Bad Debts                                188,164
    Amortization of Discounts on
     Senior Subordinated Notes                31,092
    Non-Cash Consulting and
     Services Fees                           223,575

    Decrease (increase) in
     operating assets:
      Accounts Receivable                   (290,222)          (17,915)
      Receivables from Related Parties       131,665              (776)
      Inventory                              (92,730)
      Prepaid Expenses and Other Assets     (212,827)             (177)
      Organization Costs                    (106,973)          (76,777)

    Increase (decrease) in
     operating liabilities:
      Accounts Payable                       947,639           (26,872)
      Accrued Expenses and Other             124,099            45,441
      Due to Related Parties                 (75,000)
      Unearned Revenues                      164,238
      Other                                  (31,820)
                                         -----------         ---------
  Total adjustments                        1,705,320            64,442
                                         -----------         ---------

  NET CASH USED IN OPERATING
   ACTIVITIES                             (1,980,657)         (746,930)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Property & Equipment        (2,561,852)          (83,295)
  Proceeds from Sale Leaseback               274,165
  Acquisition of Subsidiary                 (375,000)
  Investment in Joint Venture               (185,848)
  Purchased Goodwill                          (6,000)
                                         -----------         ---------

  NET CASH USED IN INVESTING
   ACTIVITIES                             (2,854,535)          (83,295)


         See accompanying notes to consolidated financial statements.

                   CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                               AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED

                                 (UNAUDITED)

                                        September 30,       September 30,
                                            1996                1995
                                        -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Loans from Shareholders                $   500,000       $   295,000
  Repayment of Loans
   from Shareholders                         (25,000)       (1,227,500)
  Proceeds from Trust Funds Receivable                          46,039
  Proceeds from Subordinated
   Line of Credit                                               73,757
  Repayment of Subordinated
   Line of Credit                                             (109,915)
  Proceeds from Lines of Credit            1,000,000
  Repayments on Lines of Credit              (50,240)
  Repayments of Bank Notes                  (174,233)
  Proceeds from Senior
   Subordinated Notes                      2,172,008
  Proceeds from Issuance of
   Stock Warrants                            332,992
  Proceeds from the Issuance of
   Common Stock                            1,525,422
  Preferred Stock Subscription
   Deposit                                                     100,000
  Preferred Stock Subscription
   Deposit Applied                                            (100,000)
  Proceeds from Issuance of
   Preferred Stock                                           1,977,612
                                         -----------       -----------

  NET CASH FROM FINANCING
   ACTIVITIES                              5,280,949         1,054,993
                                         -----------       -----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                        445,757           224,768

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                       43,841            26,156
                                         -----------       -----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                        $   489,598       $   250,924
                                         -----------       -----------
                                         -----------       -----------

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Interest Paid                          $   165,428       $    96,581


        See accompanying notes to consolidated financial statements.

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

                                (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated balance sheet of Charter Communications International, Inc. (the "Company"), a Nevada corporation, and it's wholly owned subsidiaries as of September 30, 1996 and the related statements of operations and statements of cash flows for the three months and nine months ended September 30, 1996, are unaudited.

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

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

                                (UNAUDITED)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

INVENTORIES

Inventories at September 30, 1996 consist of Internetworking and network computer products as well as pre-packaged software used for Internet access. All inventory is recorded as finished goods and is available for sale. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

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

SUPPLEMENTARY LOSS PER SHARE - On March 8, 1996, the Series A Preferred Stock was automatically converted into 2,847,412 shares of the Company's common stock. Supplementary loss per share is the loss per share amount adjusted to reflect the conversion of preferred stock on March 8, 1996 as if the conversion had occurred on the day the preferred stock was issued. Supplementary loss per share for the three and nine months ended September 30, 1996 and for the year ended December 31, 1995 was ($.12), ($.29) and ($0.22), respectively.

AMORTIZATION

The Company amortizes any purchased goodwill on acquisitions over a period ranging from 5 to 30 years on a straight-line basis. Amortization of goodwill amounted to $176,652 and $313,714, the three and nine months ended September 30, 1996, respectively.

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

                                (UNAUDITED)


NOTE B - ACQUISITIONS

PHOENIX DATANET, INC.

On January 8, 1996, the Company acquired 90 percent of the issued and outstanding capital stock of Phoenix DataNet, Inc.(PDN), in exchange for $525,000 in cash. PDN, a Texas corporation, was formerly a subsidiary of Phoenix Data Systems, Inc. (Systems). PDN was originally incorporated on February 21, 1995, and prior to that date had operated as a division of Systems. Systems entered into an agreement on December 22, 1995 to sell its 90 percent ownership of the issued and outstanding shares of common stock of PDN. On March 21, 1996, the Company acquired the remaining 10 percent in PDN through the issuance of 150,000 shares of the Company's common stock, at a estimated fair market value of $2.00 per share at the time the transaction was consummated. The acquisition has been accounted for as a purchase.

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

PHOENIX DATA SYSTEMS, INC.

On March 21, 1996, the Company acquired 100 percent of the issued and outstanding capital stock of Systems. The transaction involved the exchange of 1,000,000 shares of the Company's common stock, 825,000 shares of which were immediately issued free and clear of any adverse claims or encumbrances and 175,000 shares are being retained by the Company in order to secure representations and warranties and covenants of Systems and Systems shareholders and will be subject to offset against claims against Systems. All claims against Systems have been settled and the 175,000 shares were issued on September 20, 1996. The shares issued in the transaction were valued at $2.00 per share, the estimated fair market value as of the date the transaction was consummated. The acquisition has been accounted for as a purchase.

Systems is in the business of providing computer network integration, service, consulting and support for commercial businesses.

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

                                (UNAUDITED)

NOTE B - ACQUISTIONS (CONT.)

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

JOINT VENTURE AGREEMENT

On January 24, 1996 the Company entered into an agreement for joint operations of international telecommunications service into and out of various locations in the Country of Mexico. The Company has agreed to incur various expenses to reactivate the international telecommunications service to various hotel facilities, arrange for agreements with international carriers to provide call termination and other services and contribute future funds for equipment to connect new customers.

OVERLOOK COMMUNICATIONS INTERNATIONAL CORPORATION (OCI)

On July 15, 1996, the Company entered into an agreement to acquire 100 percent of the issued and outstanding capital stock of OCI. OCI, a North Carolina Corporation, is an independent telecommunications service bureau and reseller of domestic and international long-distance services including prepaid calling cards and 800 and 900 traffic to customers in the United States. OCI's operations commenced in 1992. The transaction was consummated on September 5, 1996, and involved the issuance of 8,999,960 shares of the
Company's common stock.   The shares issued in the transaction were valued at
$2.00 per share, the estimated fair market value as of the date the transaction was consumated. The acquisition has been accounted for as a purchase.

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

                                (UNAUDITED)

NOTE B - ACQUISTIONS (CONT.)

WORLDLINK COMMUNICATIONS, INC. (WORLDLINK)

On September 13, 1996, the Company entered into an agreement to acquire 100 percent of the issued and outstanding capital stock of Worldlink. Worldlink, a Georgia Corporation, is a swithced based reseller of long distance service which uses debit cards to market its service. The transaction was consummated on October 1, 1996, and involved the issuance of 1,850,000 shares
of the Company's common stock.   The shares issued in the transaction were
valued at $2.00 per share, the estimated fair market value as of the date the transaction was consumated. The acquisition has been accounted for as a purchase.

Unaudited proforma revenues, net loss and loss per share assuming the acquisitions mentioned above had occured at January 1, 1996, are as follows:

                         HISTORICAL                PROFORMA
                         ----------                --------

                                            Charter Communications
                                             International, Inc.
                   Charter Communications           and
                     International, Inc.        Subsidiaries


                   For the 9 Months Ended  For the 9 Months Ended
                     September 30, 1996      September 30, 1996
                   ----------------------  ----------------------
Revenues                 $ 5,304,232            $ 12,754,516

Net Loss                  (3,685,977)             (5,356,890)

Net Loss per share              (.31)                   (.24)


NOTE C - INTANGIBLE ASSETS

Intangible assets consist of the following at September 30, 1996:

            Organizational Costs             $   113,843
            Non-Compete Covenant and Other        78,700
            Goodwill                          24,831,978
            Accumulated Amortization            (378,149)
                                             -----------
                                             $24,646,372
                                             -----------

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

                                (UNAUDITED)


NOTE D - NOTES PAYABLE AND LINES OF CREDIT

At September 30, 1996, the Company has outstanding term notes payable to financing companies with varying terms and conditions in the total amount of $799,592. A portion of these notes are collateralized by property, plant and equipment owned by the Company. The portion of the total notes payable that will become due within the next twelve months amounted to $250,737 at September 30, 1996 and has been classified as a current liability in the accompanying financial statement.

Additionally, the Company has obtained short term financing from various shareholders with varying terms and conditions totalling $542,466 at September 30, 1996.

The company has established three lines of credit with a commercial bank that provide for borrowings up to $146,000, $500,000 and $500,000. The revolving credit lines are secured by a security interest in certain electronic equipment and securities of a shareholder of the Company. Interest is payable monthly on two of the credit lines and quarterly on one, all at the bank's prime rate plus 1%. Repayments of principal on these lines of credit are due as follows:

                                          PERIODIC
BALANCE, SEPTEMBER 30     PAYABLE       PRINCIPAL DUE       BALANCE DUE
---------------------     -------       -------------       -----------

   $104,203               Monthly          $ 4,056       December 10, 1996

   $475,000              Quarterly         $25,000          May 2, 1997

   $500,000              Annually                -          June 13, 1997


NOTE E - SENIOR SUBORDINATED NOTES

Beginning in December, 1995, the Company made a private offering of $2,500,000, subsequently increased to $2,873,000, of its 12% Senior Subordinated Notes due December 31, 2000, with attached warrants which will grant the purchasers of the Notes the right to buy 2,000,000 shares, subsequently increased to 2,298,400 shares, of Company's Common Stock. The warrants grant the purchasers the right to exercise the warrants at prices of $.70 per share in 1996, $1.25 in 1997, $1.75 in 1998, $2.25 in 1999 and $2.50
in 2000. Interest is payable quarterly at the rate of 12% per annum, in arrears. The notes are not secured by any asset of the Company or guaranty.

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

                                (UNAUDITED)


NOTE E - SENIOR SUBORDINATED NOTES (CONT.)

Of the $2,873,000 in notes offered, $2,805,000 were issued to September 30, 1996. The fair market value of the 2,244,000 warrants issued in conjunction with the notes was estimated by the Company to be $372,339 and is recorded as additional paid in capital and a discount on the notes. The notes are stated net of discount, which is being amortized over the term of the notes. Amortization of this discount included in the accompanying financial statements for the three months and nine months ended September 30, 1996, amounted to $13,353 and $31,092, respectively, and is included in interest expense for those periods.

NOTE F - COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS AND
         OPTIONS ISSUED FOR SERVICES

During the three and nine months ended September 30, 1996, the Company issued 3,000 and 18,000 shares, respectively, of common stock, granted 0 and 80,000, respectively, common stock purchase warrants and granted 30,547 and 242,464, respectively, common stock options to nonemployees for services provided to the Company. These warrants expire between six months and five years from the date of the grant and have an exercise price between $.70 and $2.50 per share. The Company recognizes an expense equivalent to the fair market value of the services.

NOTE G - STOCKHOLDERS' EQUITY

STOCK WARRANTS

During the three and nine months ended September 30, 1996, the Company granted 0 and 54,400, respectively, common stock purchase warrants to certain key employees and 0 and 100,000, respectively, to outside directors. These warrants expire between six months and five years from the date of grant and have an exercise price between $.70 and $2.50 per share. During the three months and nine months ended September 30, 1996, 1,360,000 of the outstanding warrants were exercised at a price of $.70 per share.

At September 30, 1996 the Company had outstanding warrants that gave the holders the right to purchase 2,517,631 shares of the Company's common stock at prices ranging from $.70 to $2.50 per share.

                 CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996

                                (UNAUDITED)


NOTE G - STOCKHOLDERS' EQUITY (CONT.)

STOCK OPTIONS

During the three and nine months ended September 30, 1996, the Company granted 175,917 and 721,502 stock options to certain employees. The exercise price of the stock options granted to the employees ranged from $.70 to $6.00 per share, the estimated fair market value of the Company's common stock at the date of grant. No compensation expense has been recognized in the financial statements related to the grant of these options.

The Company has established three stock option plans, the Long-term Stock Option Plan, the Incentive Stock Option Plan and the NonEmployee Director Stock Option Plan. Each plan is authorized to grant 500,000 shares of common stock. The exercise price must be at least equal to the fair market value of the Company's common stock at the date of the grant. Options can be issued with varying terms and contain various provisions. The Company has also issued nonplan options with varying terms and provisions. The following table represents a summary of the outstanding options at September 30, 1996:

                                     OPTION PRICE        NUMBER OF
STOCK OPTIONS                          PER SHARE          OPTIONS
-------------                        ------------        ---------

Outstanding, beginning of year            $.70          1,250,000
Granted                               $.70 - $6.00        963,966
Canceled                              $.70 - $2.00       (706,833)
                                                        ----------
Outstanding, end of quarter           $.70 - $6.00      1,507,133
Exercisable, end of quarter                               314,167

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


(a) PLAN OF OPERATION. Over the next twelve months, the Company will continue to vigorously pursue the expansion of its International Private Lines, Long Distance Telephone, Calling Card, Phone Centers, and INTERNET Access services. The Company intends to capitalize on the growing demand for these services and gain market share by building its subscriber base both domestically and internationally. Management believes the expansion will be accomplished through the acquisition of additional licenses and concessions allowing the Company to provide these services both in the United States and in targeted Latin American countries. The Company intends to aggressively pursue new customers by combining the highest possible level of service with an expanded sales force and intensive marketing efforts. After thoroughly investigating market demand, the Company expects to expand in major cities in Latin America. Strategic alliances are expected to be formed with local business groups and individuals in order to create successful operations within the respective target Latin Countries.

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

     The Company is currently licensed to provide international private line services in the United States, El Salvador, Peru, Dominican Republic, Honduras, Venezuela, Mexico, and Panama. Over the next twelve months, the Company intends to seek, through public and private markets, an additional $10-12 million to build-out and operate facilities in these countries.

     While the Company's telecommunication business is currently focused on the provision of international private lines, it is also participating in an existing venture in Mexico to provide Long Distance Telephone Services to the United States. The initial investment by the Company was approximately $120,000. The Company is actively pursuing other opportunities to provide long distance services in Mexico and other Latin American countries. While there are presently no contractual commitments regarding the purchase of facilities and equipment to provide these services, the Company anticipates that approximately $3-4 million dollars over the next several quarters will be required to expand its long distance service to meet the demand of existing opportunities.

     The Company's INTERNET business continues to expand and is currently experiencing an annualized growth rate of approximately 100% in its domestic INTERNET business. In March, 1996, the Company formed Phoenix DataNet de Panama and commenced the offering of INTERNET services to business and residential customers in Panama City, Panama. In the first six months of operation, the Company acquired over 700 new customers. On July 19, 1996, the Company obtained an additional concession to provide INTERNET services to both residences and business operating in Venezuela. Charter anticipates it will spend approximately $130,000 per site in order to provide INTERNET services at each of the seven areas targeted for private line services in Venezuela.

     The Company's available resources are not adequate to meet its requirements for the next 12 months. The Company anticipates financing its future needs for operational activities and capital asset acquisitions through private placements and public offerings of equity or debt securities.


(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Operations from January 26, 1994 through December 31, 1995 consisted primarily of raising capital, obtaining financing, locating, acquiring, installing, and testing equipment, and administrative activities such as license and concession acquisitions. A discussion or comparison of 1995 quarterly results to 1996 quarterly results will not be meaningful to the reader and therefore has not been included herein.

     In the first quarter of 1996, the Company's first international private line customers went on-line, the acquisition of Phoenix DataNet and Phoenix Data Systems were completed, and the military phone centers in Panama were purchased. During the third quarter, the Company completed the acquisition of Overlook Communications International Corporation and Worldlink Communications, Inc., and the results of their operations for the month of September, 1996 are included in the third quarter results for the Company. The acquisitions are more fully described in footnotes to the financial statements and the forms 8-K filed with respect thereto.

     Consolidated revenues for the combined lines of business for the third quarter and nine months were $2,589,805 and $5,304,232, respectively. The net loss was $1,874,750 for the third quarter and $3,685,977 for the nine months of 1996.

     Selling, general, and administrative expenses were $1,579,837 and $3,632,347 for the third quarter and nine months ended September 30, 1996, respectively. Higher selling and administrative expenses are associated with business expansion and acquisitions. These expenses should decrease proportionally with the expected increases in revenues in the last quarter and in 1997.

     Data communications or telecommunications line costs were $1,596,926 and $2,614,573 for the third quarter and nine months of 1996, respectively. The telecommunications line costs as a proportion of revenues for the acquired companies is much larger than for the previously reported Charter revenues or operations. The Company provided for bad debt expense and increased the allowance account by $185,000 during the third quarter of 1996.

     Depreciation and amortization expenses were $371,388 and $698,698 for the third quarter and nine months of 1996, respectively. The increase of amortization from prior quarters is the result of the goodwill created with the acquisitions of the Overlook and Worldlink companies. Refer to the financial statement footnotes.

     Interest expense was $127,133 and $282,897 for the third quarter and nine months of 1996, respectively. The increase in the quarter and nine months compared to the same period in 1995 is due to the Company's migration from a development stage company to a fully operating entity and the 1996 acquisition program. It is anticipated interest costs will continue to increase until such time as additional equity funding is obtained to finance the business expansion program. The Company's credit facilities are variable rate notes tied to the prime rate. Increases in the prime lending rate could negatively affect the Company's earnings.

     Net losses for the quarter and nine months ended September 30, 1996 were $1,874,750 or ($.12) per share and $3,685,977 or ($.31) per share, respectively.

Liquidity and Capital Resources

     Net cash used in operations for the third quarter and nine months ended September 30, 1996 were $427,567 and $1,980,657, respectively. The Company also used cash for investing activities in the amount of $875,602 in the third quarter of 1996 and $2,854,535 in total for the nine months ended September 30, 1996. The primary use was for the purchase of equipment and installation at domestic and international locations to expand business capacity. The primary funding has been obtained from several sources: bank lines of credit approximately $1,100,000, private placement of notes and warrants in 1995 of approximately $2,873,000, shareholder loans $500,000, and issuance of common stock of approximately $1,525,000. Additional cash was obtained from increases in accounts receivable and accounts payable. The Company's available resources are not adequate to meet its requirements for the next 12 months. The Company anticipates financing its future needs for operational activities and capital asset acquisitions through private placements and public offerings of equity or debt securities.

     Expenses incurred during 1995 and most of 1996 are costs necessitated to develop, implement, and market the Company's operating strategy.

                                  PART II

                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceeding which is not routine and incidental to the business or which involves an amount, exclusive of interest and costs, which exceeds ten percent of the current assets of the Company.

     The Company had previously reported in Item 3 of its Form 10-KSB for the year ended December 31, 1995, that its subsidiary Phoenix Data Systems ("PDS") and 3Com Corporation ("3Com") were involved in litigation relating to a promissory note executed by PDS payable to 3Com in the original principal amount of $541,501.85. On September 21, 1996, such litigation was settled and a complete release received by the Company and PDS from any and all claims relating to the subject matter of such litigation. The Company had negotiated a contractual indemnification against such claim from the shareholders of PDS at the time the Company acquired PDS. The former shareholders of PDS fully funded the settlement of the 3Com/PDS litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits required by Item 601 of Regulation S-B

         Exhibit 27 -- Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

         Reports on Form 8-K were filed during the quarter for which this report is filed as follows:

         September 20, 1996 - reporting the acquisition of Overlook Communications International, Inc. (financial statements to the report are to be filed no later than November 19, 1996).

         October 16, 1996 - reporting the acquisition of WorldLink Communications, Inc. (financial statements to the report are to be filed no later than December 16, 1996).

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHARTER COMMUNICATIONS
                                        INTERNATIONAL, INC.


Date: November 14, 1996                By:     /S/ ROAN L. SCRAPER
                                          ----------------------------------
                                          President


Date: November 14, 1996                By:    /S/ PATRICK E. DELANEY
                                          ----------------------------------
                                          Chief Financial Officer