Form 10KSB
period 1996-12-31
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1997-04-02
CIK 842305

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-KSB
(Mark One)

    /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

    / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to ____________

                  Commission file number 33-25129-LA

                        CHARTER COMMUNICATIONS
                         INTERNATIONAL, INC.
            (Name of Small Business Issuer in Its Charter)

             NEVADA                                 84-1097751
  (State or Other Jurisdiction of               (I.R.S. Employer
  Incorporation or Organization)               Identification No.)

      17100 EL CAMINO REAL
         HOUSTON, TEXAS                               77058
(Address of Principal Executive Offices)            (Zip Code)

                             281-486-8337
           (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

                   COMMON STOCK, $.00001 PAR VALUE

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No     .
   -----    -----

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ____.

     State issuer's revenues for its most recent fiscal year: $8,231,602

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of such stock on March 31, 1997, based on the average of the bid and asked prices on that date was $57,715,159.

     The number of shares of the issuer's common stock outstanding on March 31, 1997 was 30,187,191.

                              FORM 10-KSB

                              ANNUAL REPORT
                   FOR THE YEAR ENDED DECEMBER 31, 1996

                            TABLE OF CONTENTS

------------------------------------------------------------------------------

                                                                      Page

P A R T   I...........................................................   1
    Item 1.   DESCRIPTION OF BUSINESS.................................   1
    Item 2.   DESCRIPTION OF PROPERTY.................................  21
    Item 3.   LEGAL PROCEEDINGS.......................................  22
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.....  23

PART II...............................................................  23
    Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS...............................................  23
    Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                OPERATION.............................................  24
    Item 7.   FINANCIAL STATEMENTS....................................  27
    Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...................  27

PART III..............................................................  28
    Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
                EXCHANGE ACT..........................................  28
    Item 10.  EXECUTIVE COMPENSATION..................................  32
    Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT............................................  32
    Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........  34
    Item 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K...................  36

                                P A R T   I

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE "RISK FACTORS" SECTION OF ITEM 1.

ITEM 1.   DESCRIPTION OF BUSINESS

     Charter Communications International, Inc. (the "COMPANY"), was incorporated in Nevada on April 10, 1996, as a wholly owned subsidiary of Maui Capital Corporation, a Colorado Corporation ("MAUI CAPITAL"), which incorporated on August 8, 1988. On April 21, 1996, Maui Capital and the Company merged with the Company being the surviving corporation and succeeding to all the business, properties, assets and liabilities of Maui Capital. The purpose of the merger of Maui Capital and the Company was to change the name and state of incorporation of Maui Capital. Maui Capital had no significant business or assets prior to September 21, 1995, when it acquired TOPS Corporation, a Nevada corporation ("TOPS") (TOPS was named Charter Communications International, Inc., until April 10, 1996, when its name was changed so that the Company could be formed in Nevada with the same name).

     TOPS was acquired by Maui Capital in exchange for the issuance of 5,798,391 shares of common stock, $.00001 par value per share ("COMMON STOCK"), 550 shares of Series A Preferred Stock, $.01 par value per share ("SERIES A STOCK") and warrants to purchase 854,231 shares of Common Stock. Each share of Series A Stock was converted into 3,177.135 shares of Common Stock effective March 8, 1996. At the time of the acquisition, TOPS was the sole stockholder of Charter Communicaciones Internacionales Grupo, S.A., a Panama corporation ("CHARTER PANAMA"), which was engaged in developing a private line telecommunications system in Panama and pursuing licenses to provide such services in various other Latin American countries. Since the acquisition of TOPS, the Company (and Maui Capital, its predecessor) has endeavored to grow both through the development of its existing businesses and through the acquisition of complementary businesses.

     Accordingly, on January 8, 1996, Maui Capital acquired 90% of the outstanding shares of Phoenix DataNet, Inc., a Texas corporation ("PDN"), from Phoenix Data Systems, Inc., a Texas corporation ("PDS"), in exchange for $525,000 cash. PDN is in the business of providing Internet access and a full range of Internet services to individual and commercial subscribers, predominately in the Houston, Texas area. On March 21, 1996, the Company acquired the remaining 10% of the outstanding shares of PDN from Billie C. Holbert, Jr., in exchange for the issuance of 150,000 shares of Common Stock.

     On March 21, 1996, Maui Capital acquired PDS and issued 1,000,000 shares of Common Stock to the former stockholders of PDS. The Company also granted piggyback registration rights covering the shares of Common Stock issued in the transaction to the former shareholders of PDS, including the 150,000 shares issued to Billie C. Holbert, Jr., for the remaining 10% of PDN's stock. PDS is in the business of designing, installing, modifying and managing computer networks.

     On September 21, 1996, the Company acquired Overlook Communications International Corporation, a North Carolina corporation ("OCI"), and issued 8,999,960 shares of Common Stock to the former stockholders of OCI. The Company also granted demand registration rights to certain stockholders in connection with the acquisition of OCI (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for a description of such agreement). OCI is in the business of reselling long-distance services, providing interactive voice response services and selling prepaid and post-paid calling cards.

     On October 5, 1996, the Company acquired WorldLink Communications, Inc., a Georgia corporation ("WORLDLINK"), and issued 1,850,000 shares of Common Stock to the former stockholders of WorldLink. WorldLink is in the business of reselling long-distance services and selling prepaid and post-paid calling cards.

     The Company and its subsidiaries provide enhanced telecommunications products and services, including international private line telecommunications services, switched voice and data products, Internet access, interactive voice response, conference calling, enhanced calling cards and call center services, both domestically and internationally, as well as computer network design, installation, modification and management. The Company's primary international focus is in North, Central and South America. Additional information on the products and services offered by the Company and its subsidiaries is set forth below.

     The Company's principal office is located at 17100 El Camino Real, Houston, Texas 77058, and its telephone number at such address is (281) 486-8337.

RECENT DEVELOPMENTS

     Subsequent to year end, the Company completed a private placement offering of its Common Stock. The Company issued 8,008,998 shares at $1 per share as follows:

     Common Stock sold for cash                             $  5,426,665
     Senior subordinated debt converted to Common Stock        2,175,000
     Loans from shareholders converted to Common Stock           324,000
     Accrued liabilities converted to Common Stock                50,000
     Accounts payable converted to Common Stock                   33,333
         Total                                              $  8,008,998

     All conversions of stock for liabilities were at the rate of $1 of the related liability to $1 of Common Stock.

     The following summary pro forma balance sheet information gives effect to the private placement as if it had occurred on December 31, 1996:

                                   As Reported         Pro Forma
                                   ------------      -------------
     Current Assets                $  3,021,620      $   8,448,285
     Total Assets                    34,791,603         40,218,268
     Current Liabilities             13,375,567         12,968,234
     Long-term Liabilities            2,743,293            568,293
     Common Stock                           242              1,043
     Additional Paid-in-Capital      28,302,025         36,310,222
     Total Equity                    18,672,744         26,681,742

     In conjunction with the private placement, a few major shareholders returned 2,500,000 shares of their shares, including 1,516,964 to be held to extinguish potential guaranties in conjunction with the OCI and Worldlink acquisitions, to the Company for no consideration and such shares were retired.

MISSION

     The Company's mission is to deliver superior value through innovative implementation of voice, data, video and Internet technologies. This mission is accomplished by focusing on customer's needs and implementing appropriate technologies to deliver solutions to those needs. The Company provides or intends to provide these solutions throughout the Americas.

POSITIONING

     The Company believes that the recent acquisitions have combined companies with complementary technology, products and services. These capabilities, now integrated, combine to deliver a unique "solutions oriented" product set that the Company provides to businesses in North, Central and South America. The basic product families are as follows:

PRODUCTS AND SERVICES

     INTERNET SOLUTIONS: The Company provides a complete array of Internet services including dedicated and dial up Internet access, virtual web hosting, web page development, e-mail, web commerce, database management and remote Internet access. However, the Company focuses on providing defined Internet applications to businesses instead of simply selling the underlying component services. When applicable, the Company's Internet Solutions are enhanced through the addition of telephony applications such as Integrated Voice Response (IVR), call center services, and 800 services. The Company's enhanced Internet Solutions include:

     CORPORATE WEB PRESENCE - The Corporate Web Presence is a turnkey package that allows a company to establish a corporate web site that enhances a company's ability to provide product information, public relations, and human resource information and job posting. This offering is a complete solution that not only allows a company to obtain a web presence but one that is both functional and effective.

     VIRTUAL COMMERCE - The Company provides all the necessary tools that a business needs to sell products and services over the Internet. These capabilities include web storefront development, secure web transactions, credit card processing, customer service and call center support, product inventory and fulfillment. This offering again, goes beyond the piece parts and includes a complete set of capabilities to solve a customer's virtual commerce needs.

     VIRTUAL SALES & MARKETING TOOLKITS - The Company has created a template that integrates Internet and fax store-and-forward technology which allows a company to support a dispersed sales and marketing organization. The Virtual Sales & Marketing Toolkit provides a single source for a company to keep sales position papers, contract precedents, marketing materials, presentations etc., that are easily maintained and accessed from anywhere in the world.

     INTRANET SOLUTIONS: Intranet services are the implementation of Internet technologies in a closed company environment to enhance the company's internal communications capabilities. The Company uses it's internal capabilities and infrastructure to build these services in a corporate environment, but again differentiates itself from traditional Intranet providers by incorporating telephony technology to further enhance and expand the Intranet solution. For example the Company has developed a travel access card that can be used for both traditional long distance calling and remote PC access to a company's Intranet. By integrating Inter/Intranet technology with traditional IVR and telephony technology the Company believes it is uniquely positioned to deliver superior Intranet Solutions.

     TELECOMMUTING SOLUTIONS: The Company provides a complete Telecommuting Outsourcing solution. Telecommuting traditionally requires an advanced integration of telephony and data services. However, most companies that have deployed telecommuters also discover that there are a vast array of maintenance, human resource and management issues involved in supporting a telecommuting program. The Company has developed a complete turnkey offering that includes the technical and the non-technical aspects of telecommuting in a single program structured to simplify the telecommuting decision for appropriate companies. The Company has demonstrated its ability to successfully implement telecommuting programs with Fortune 500 firms and strongly believes in the future of this offering.

     CONSUMER COMMUNICATIONS SOLUTIONS: Consumer Communications Solutions are targeted at consumer goods companies that desire to use telecommunications and Internet technology to deliver or gather data from their customers. These products are traditionally used in conjunction with marketing campaigns or large promotional events. In its purest form, this product set offers a company the ability to allow it's consumers to interface with a database via the telephone or the Internet. Typical applications include Customer Surveys, Store or event locator services, and promotional giveaways.

     INTERNAL BUSINESS COMMUNICATIONS SOLUTIONS: The Company uses its core technological capabilities to implement special purpose communications offerings. The Company does not intend to compete in the traditional long distance market, but rather in the specialized markets that utilize it underlying technical capability or infrastructure. These products are sold to companies to enhance their core communications capability. The offerings include:

     SYSTEMS INTEGRATION: The Company offers solution-based services for initial design, installation, upgrades and management of computer networks. The focus is to provide a single source for multi-vendor networking solutions. The Company provides complete support of all products sold by maintaining direct manufacturer relations and employing engineers and technicians who are factory trained and authorized. The Company also specializes in assessing a customer's needs and making recommendations regarding remote access to the enterprise network, and/or the Internet. The Company's engineers are knowledgeable experts in analog, ISDN, and LAN/WAN remote access techniques, including remote node and remote control for protocols. This capability is a vital link in the Company's development, installation and support of Latin America Enterprise Networks requiring voice, data, video, and Internet services.

     INTERNATIONAL PRIVATE LINE (IPL): The Company currently provides or can provide IPL services in Mexico, Panama, Venezuela, El Salvador and Honduras. It also has obtained licenses to provide such services and is in the process of constructing, or intends to construct in the near future, the facilities to provide such services in Guatemala, Costa Rica, Nicaragua, and Peru. The Company's licenses for IPL services are either "on premise" or country "gateway" stations and are composed of a satellite earth station located in the service area and an earth station located in the U.S. Earth stations may be located directly on customer premises or at local telephone company facilities (with users connected to the earth station via local lines). In instances where the local Telephone Company does not have the capability to provide this local "loop," the Company can provide wireless terrestrial systems to connect to the earth station and will lease this service to the customer on a monthly basis in cooperation with the serving telephone company. Generally, the Company will build the earth station and install the necessary equipment.

     CONSUMER PRODUCTS: The Company has used its technological capabilities to develop a set of consumer products. These offerings include retail packaged pre-paid calling cards, pre-paid Internet access, traditional consumer Internet access, and enhanced personal assistance services. The Company sells these consumer products through distribution channels to the public and through private label.

SALES, MARKETING AND DISTRIBUTION

     The Company has stratified its markets into three general categories - major accounts, general business and consumer products. The Company has developed and implemented specific strategies to address each market:

     Major Accounts are mid to large businesses, often national or international in scope, and will be sold to by a direct sales organization located in six major metropolitan markets in the US (Atlanta, Houston, New York, Chicago, Los Angeles, and Dallas). This organization will sell directly to qualified accounts using traditional direct sales methods. This sales organization represents all of the Company's products but focuses on larger transactions that deliver total solutions.

     General Business consists of small businesses and is sold by a sales organization in the local market. Today, general business is only pursued in Atlanta, Houston and various international markets (see international strategy). This effort is supported through traditional advertising (radio, print) to generate consumer awareness, and is primarily an inbound telephone sale.

     Consumer Products are sold through distributors or private branding. Existing distributor networks or large consumer products companies are identified which can support the distribution of the Company's products. The products are then sold through these networks to consumers. The distributor largely dictates the promotional and sales efforts. The Company supports their efforts with point of sale materials.

     The Company is strategically positioned to address the markets for its products with both direct and distributor based sales organizations. The Company believes it has a competitive advantage created by its open architecture product platform and an infrastructure, which supports the quick development and introduction of new and enhanced product offerings.

     Historically, telecommunications networks were implemented in a closed environment using proprietary hardware and software. These "legacy" systems were not designed for the rapid deployment of enhanced services, the support of heterogeneous network elements or adaptation to changing service provider and subscriber requirements. The Company's platform has been assembled with flexibility, reliability, and scale-ability as the basis for all development. It is based on central office technology interfacing in client/server-based environment. It is this architecture matched with an equally flexible development organization, which will give the Company's sales organization a competitive edge.

INTERNATIONAL STRATEGY

     The Company believes that many Latin American countries have telecommunication infrastructure inadequacies, and as a result offer the opportunity for the Company to establish and deliver a superior quality telecommunication alternative and achieve significant market share. The Company's international telecommunications strategy is to become the preferred International Private Line (IPL) and Internet carrier in Latin America by focusing on:

     Developing systems in areas where telephone facilities are insufficient. The Company intends to focus on developing and acquiring licenses in markets where the populations are greatest and economic/political conditions are conducive to the economical transmission of private satellite signals. Typically, Latin American governments will only allow the "privatization" of PTT's where it is perceived that additional facilities to serve the business community are needed.

     Developing a partnership with the proper government agency or telephone company authority. In most Latin American countries, the PTT or an equivalent administrative system exercises near total control of communications and communications related activities and makes substantially all decisions relating to the provision of telecommunication services. To be successful, the Company must obtain the agreement of the proper authorities and be licensed to offer private international services.

     Maintaining a low cost structure to provide customers international services at affordable prices. For those countries which have inadequate access to sub-oceanic fiber optic cables, the Company believes that communication via satellite is the most economical technology currently available for international telecommunication services.

     Making a commitment to system performance and customer service. The Company intends to differentiate itself from competitors by maintaining high levels of system performance and customer service and believes that its responsiveness will minimize customer turnover and provide it with a competitive advantage.

     Adapting to new technologies such as digital compression and other network management systems. The Company believes it's deployed international network will have the flexibility to adapt to new technologies, such as digital compression and DAMA (Demand Assigned, Multiple Access) space segment management systems, while continuing to maintain its competitive economic advantage.

     As the Company deploys telecommunications structure into the appropriate international markets, a local sales and support organization is established in
the local market to sell directly to local customers.   When appropriate this
organization leverages it's US counterpart to jointly sell international organizations.

     In most foreign countries in which the Company operates, telecommunications licenses must be held by a corporation organized under the laws of such country. In Panama, Venezuela, Mexico and Honduras, the Company has created a corporation in each such country, obtained appropriate licenses with the assistance of local partners and obtained a majority ownership position in exchange for the capital required to build out the system. The Company intends to operate only in Latin American countries where foreign majority ownership of the license-holding corporation is permitted. In the case of Venezuela, the Company owns seventy-eight percent of the local corporation. The remaining twenty-two percent of the stock of the corporation is convertible into stock of the Company according to a formula which provides that the Company will issue a number of shares of Common Stock which, based upon the average market price for the thirty days prior to conversion, is equal to $500,000 in the first year (assuming certain financial performance goals are met by such subsidiary); seven times the first year operating net income times twenty-two percent in the second year; five times the second year operating net income times twenty-two percent in the third year; during the fourth and fifth years of operation, three times the operating net income of the preceding year multiplied by twenty-two percent. After the fifth year of operations, the Company and the minority stockholders are to use their best efforts to determine an appropriate value for the stock, taking into account, without limitation, the remaining term of the license, current operating cash flow, market and competitive factors.

     In the case of Honduras, the Company owns all but four of the one thousand issued and outstanding shares of capital stock, four shares being issued to four other individual employees or agents of the Company pursuant to the laws of Honduras requiring a minimum of five stockholders. With respect to the corporations which have been formed by the Company in Nicaragua and Guatemala, the Company owns seventy-five percent of the capital stock, with the remaining twenty-five percent convertible into twenty-five thousand shares of Common Stock of the Company at the Company's election.

     PANAMA LICENSE. The Company has an agreement (the "INTEL AGREEMENT") with Instituto Nacional de Telecomunicaciones de Panama ("INTEL"), the national telephone company of the Republic of Panama, pursuant to which it has constructed a digital teleport to provide IPL services for Panamanian customers. The Company invoices and collects revenues from customers at predetermined tariff rates for the services provided and distributes one-half of its gross IPL revenues to INTEL.

     The initial term of the INTEL Agreement is five years from the date service began for the first customer (January 8, 1996), and will automatically renew for subsequent one year terms unless terminated in writing twelve months prior to the expiration of the current term. The INTEL Agreement may be terminated prior to end of the initial term due to insufficient utilization, failure to perform or comply with the terms of such agreement, and upon other usual and customary conditions. In the event of termination, INTEL has the option to purchase the satellite hub facility from the Company based on a value determined by two appraisers, one each being appointed by INTEL and the Company. The option price arrived at by the appraisers is to be determined based on the following factors: the cost of replacement equipment; gross revenue for the previous three (3) years; total of the system's current customers; and the net book value of the facility.

     VENEZUELAN LICENSE. The Company has an agreement with Commision Nacional de Telecomunicaciones ("CONATEL") pursuant to which it has constructed a digital teleport to provide IPL services for Venezuelan customers. The term of the contract is for 10 years from March 28, 1997 with a possible extension for an additional term of 10 years. The Conatel Agreement may be terminated prior to the end of the initial term for noncompliance with its provisions. In the event the Agreement is terminated for any reason, all real estate and equipment may become the property of Conatel upon the payment to the Company of the value determined by an independent and expert appraiser selected by mutual agreement of the parties, which amount must be paid within 1 year of the date of such valuation. Pursuant to the license, the Company pays Conatel on an annual basis the equivalent of 1/2 of 1% of gross invoicing for the services provided under the Agreement.

     HONDURAN LICENSE. The Company has an agreement with Honduran Telecommunications Company ("HONDUTEL") pursuant to which it provides IPL services in Honduras. The term of the contract is 5 years running from December 5, 1996, and may be extended for subsequent periods of 1 year. The contract may be terminated for failure of the parties to abide by the terms of the contract and a variety of other usual and customary conditions. Payments under the agreement are graduated depending upon transmission velocity and commitments for capacity.

NETWORK FACILITIES

     THE INTERNET NETWORK

     The Company's network has been designed for reliability, high speed, efficient routing and low latency. The Company currently supports 6 internet access points of presence (POPs) in the United States and four in Latin America. Each node is located in secured facilities or computer rooms that have 7x24 secured access. Each node has high performance Cisco or Xyplex routers with multiple redundant Unix based servers on an FDDI ring. Dial in access facilities are provided via fully managed Motorola modems. Each facility is backed up by UPS, backup generators, and dual entrance fiber facilities when available.

     The Company operates a 7x24 Network Operation Center in its headquarters in Houston. This primary location is served by physically diverse diagnostic circuits to the rest of the Company's backbone. This location is served by a UPS and an on-site generator. A backup 7x24 NOC runs at the Atlanta location. The backup NOC is also served by physically diverse diagnostic circuits and protected by a UPS and an on-site generator.

     The Company's experienced NOC Staff has an excellent working relationship with NOC's of other ISP's and a long standing tradition of end-to-end trouble resolution. Trouble tickets are traced using a relational database driven Remedy System.

     SATELLITE NETWORK

     The Company has implemented an international communications network. The network is comprised of a series of large mutli-user fixed satellite ground stations as well as a number of smaller single user on premise satellite ground stations.

     The Company's satellite communications network operates utilizing a star topology with the Houston facility acting as the primary network control center. The Houston facility is outfitted with two satellite ground stations. The first unit is designed to support C-band communication links between Central/South America and the United States and is composed of a single 6.1 meter antenna with fully redundant communications electronics. The satellite ground station is equipped with 125 watt redundant amplifiers and is currently configured for single transponder operation. The facility has been sized to easily accommodate user requirements up to and including multiple T-1 bandwidth.

     The second system installed at the Houston facility is a 6.1 meter Ku-band ground earth station. The facility is also outfitted with redundant communications electronics, has been outfitted with 8 watt amplifiers and is capable of supporting multiple user requirements. This ground station is used to carry services from the United States to Mexico and is serviced by an uninterruptible power system. The system has been sized with growth in mind and can easily be expanded should growth surpass Company projections.

     The Company has aligned itself with Metropolitan Fiber Systems ("MFS") and Southwestern Bell to accommodate extension of its satellite based service to any office site customer facilities. By the Company's commitment with MFS for DS3 service, the Company becomes an "On Net" facility and as such will be able to offer externally competitive terrestrial connections to its US customer base.

     The C-band facility is currently supporting services between the Company's Panama hub facility, the Company's Caracas shared hub facility, the Margarita Island single user facility, and the El Salvador shared hub facility. Each of these remote C-band facilities are equipped similarly to the Houston facility, although the antenna and amplifier sizes are unique to the installation location. Antenna and amplifier sizes have been selected based on detailed and extensive link evaluation.

     The Company's Ku-band facility is currently supporting services to a number of single user on premise earth stations scattered throughout Mexico. The remote facilities are sized and constructed with the limits of space placed on us by the customer and the location of the installation.

     All of the Company's satellite services are carried over the Solidaridad satellite system. The Solidaridad system is a Mexican owned and operated satellite system that offer a very broad coverage area that supports the Company's stated mission, servicing the Central/South American community with world class communications services.

     TELEPORT SERVICES

     The Company's teleport facility in Panama is comprised of one RSI 9.2 meter C-bank 4 port linear polarized antenna. The antenna is outfitted with a motor drive system which enables continuous azimuth travel from 216 to 326 degrees and continuous elevation travel from 5 to 90 degrees. This enables the Company to operate on any linear polarized satellite such as Solidaridad 1 or 2. The antenna has also been outfitted with a step track system in anticipation of a requirement to operate on an inclined orbit satellite.

     The RF system is fully redundant to minimize any interruption in service due to equipment failure. The uplink side of the system is comprised of two EF Data synthesized up converters to service on line requirement. They are protected via an EF Data protection switch and one EF Data synthesized down converter. The combined output from the converters are fed into a 1:1 redundant MCL 700 watt TWT system. The downlink side of the system is comprised of two on-line low noise amplifiers, one per polarization, with a third unit acting as backup. The output from the LNA system is transmitted to two EF Data synthesized down converts. The on-line down converters are protected via EF Data protection switch and one synthesized down converter. The transmit and receive IF is supported by Comstream variable rate modems. These modems are capable of supporting services compatible with Intelsat IBS (IESS 309), Intelsat IDR (IESS 308), and closed network Comstream proprietary traffic.

     The complete earth station is serviced by an uninterruptable power system. This system has been sized with growth in mind and has capacity to support a second 1:1 redundant HPA system and a total of 70 satellite modems. Primary power is supplied via Intel's primary power plant that is composed of incoming power from the local provider, redundant generators, and automatic transfer switches.

     The Company has co-located the earth station with Intel at one of their international services central office. This arrangement lends itself to ease of interconnection to Intel's terrestrial network and quick circuit activation. Through the use of T-1/E-1 cross connection equipment CCI is capable of providing T-1 access to the Intel network. The Company is also capable of providing DSO and sub-DSO connections through the use of in place channel bank equipment.

     Through the Company's agreements with the Mexican government it can offer space segment to support services via Solidaridad 1 or 2 to any locations covered by either of these satellites.

     Through the Company's agreement with Intel, it can offer the Panama satellite circuit for SCPC, IBS services and IDR services for both domestic and international destinations. The Company is able to provide local terrestrial interconnection services from the earth station facility to customer locations throughout Panama utilizing the existing Intel network. In addition the Company is able to provide terrestrial facilities to locations that Intel currently does not support or has no capacity to support new customer requirements.

     ENHANCED VOICE SERVICES

     The Company's enhanced voice services are provided via dual Summa 4 switches driven by Unix host integrated with a SQL server backend. IVR capability is provided using Dialogic technology and again supported with a SQL backend. These technologies are integrated with the Company's Internet capability through a combination of dedicated point-to-point and co-located facilities.

COMPETITION

     The Company operates in extremely competitive service and geographical markets which are influenced significantly by larger industry participants and are expected to become more competitive in the future. There are no substantial barriers to the entry of additional participants into any of the service or geographical markets in which the Company competes.

     TELECOMMUNICATIONS

     The Company is seeking international telecommunication licenses in various foreign countries. The Company faces competition for such licenses from major international telecommunications entities as well as from local competitors in each country. If a communications license is obtained, the Company's international telecommunications operations will face competition from existing government owned or monopolistic telephone service companies, and from other operators who receive licenses. The Company may also face significant potential competition from other communication technologies that are being or may be developed or perfected in the future. Some of the Company's competitors have substantially greater financial, marketing, and technical resources than does the Company. Accordingly, there can be no assurance that the Company will be able to obtain any additional licenses or that its international telecommunication operations will be able to compete effectively.

     The Company competes with (i) IXCs engaged in the provision of long-distance access and other long-distance resellers and providers, including large U.S. carriers, (ii) foreign PTTs, (iii) other marketers of international long-distance and call reorigination services, (iv) wholesale providers of international long distance services, (v) alliances for providing wholesale carrier services, (vi) new entrants to the long distance market such as the regional telephone operations companies ("RBOCs") in the United States, who have entered or have announced plans to enter the U.S. interstate long-distance market pursuant to recent legislation authorizing such entry, and utilities, and (vii) small resellers and facility-based IXCs. Many of the Company's competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company.

     Because of their close ties to their national regulatory authorities, foreign PTTs and newly-privatized versions thereof can influence their national regulatory authorities to the detriment of the Company. With the increasing privatization of international telecommunications in foreign countries, it is also possible that new foreign service providers, with close ties to their national regulatory authorities and customer bases, will enter into competition with the Company, or that PTTs will become deregulated and gain the pricing flexibility to compete more effectively with the Company. The ability of a deregulated PTT to compete on the basis of greater size and resources and long-standing relationships with customers in its own country could have a material adverse effect on the Company's business, financial condition or results of operations.

     The large U.S. long-distance carriers have, in the past, been reluctant to compete directly with the PTTs. However, there can be no assurance that other large carriers will not begin to compete in the industry. Because of their ability to compete on the basis of superior financial and technical resources, the entry of any large U.S. long-distance carrier into the business could have a material adverse effect on the Company's business, financial condition or results of operations.

     Competition for customers in the Company's telecommunication markets is primarily on the basis of price and, to a lesser extent, on the basis of the type and quality of service offered. Increased competition could force the Company to reduce its prices and profit margins if the Company's competitors are able to procure rates or enter into service agreements comparable to or better than those the Company obtains, or to offer other incentives to existing and potential customers. Similarly, the Company has no control over the prices set by its competitors in the long-distance resale carrier-to-carrier market. The Company could also face significant pricing pressure if it experiences a decrease in its market share of international long-distance traffic, as the Company's ability to obtain favorable rates and tariffs depends, in large part, on the volume of international long-distance call traffic the Company can generate for third-party IXCs. There is no guarantee that the Company will be able to maintain the volume of domestic and international long-distance traffic necessary to obtain favorable rates and tariffs. In addition, the Company is aware that its ability to market its carrier services depends upon the existence of spreads between the rates offered by the Company and those offered by the IXCs with whom it competes as well as those from whom it obtains service. A decrease in such spreads could have a material adverse effect on the Company's business, financial condition or results of operations.

     INTERNET ACCESS

     The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company. The Company's Internet access business competes or expects to compete directly or indirectly with the following categories of companies: (i) other national and regional commercial Internet access providers; (ii) established on-line services companies that offer Internet access; (iii) software and technology companies; (iv) national long-distance telecommunications carriers;
(v) RBOCs; (vi) cable television operators; (vii) nonprofit or educational Internet service providers; and (viii) newly licensed providers of spectrum-based wireless data services.

     Many of the established on-line services companies and telecommunications companies have begun to offer or announced plans to offer expanded Internet access services. The Company expects that all of the major on-line services companies will eventually compete fully in the Internet access market. In addition, the Company believes that new competitors, including large computer hardware and software, cable, media, wireless, and wireline telecommunications companies such as the RBOCs, will enter the Internet access market, resulting in even greater competition for the Company. The ability of these competitors or others to bundle services and products not offered by the Company with Internet access services could place the Company at a significant competitive disadvantage. In addition, certain of the Company's competitors that are telecommunications companies may be able to offer customers reduced communications charges in connection with their Internet access services or other incentives, reducing the overall cost of their Internet access solution and increasing price pressures on the Company. This price competition could reduce the average selling price of the Company's services. In addition, increased competition for new subscribers could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such price reductions or incentives with an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise.

     Competition is also expected to increase in overseas markets, where Internet access services are just beginning to be introduced. There can be no assurance that the Company will be able to increase its presence in the overseas markets it presently serves, or to enter other overseas markets.
There can be no assurance that the Company will be able to obtain the capital required to finance such continued expansion. In addition, there can be no assurance that the Company will be able to obtain the permits and operating licenses required for it to operate, hire and train employees or market, sell and deliver services in foreign countries. Further, entry into foreign markets will result in competition from companies that may have long-standing relationships with or possess a better understanding of their local markets, regulatory authorities, customers and suppliers. There can be no assurance that the Company can obtain similar levels of local knowledge, and failure to obtain that knowledge could place the Company at a serious competitive disadvantage. To the extent the ability to provide access to locations and services overseas becomes a competitive advantage in the Internet access industry, failure of the Company to penetrate overseas markets or to increase its presence in the overseas markets it presently serves may result in the Company being at a competitive disadvantage relative to other Internet access providers.

     The Company believes that its ability to compete successfully in the Internet access market depends upon a number of factors, including: market presence; the adequacy of the Company's customer support services; the capacity, reliability and security of its network infrastructure; the ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; regulatory price requirements for interconnection to and use of existing local exchange networks by Internet services; the timing of introductions of new products and services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and trends within the industry as well as the general economy. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully in the Internet access market.

LICENSES

     A key objective of the Company, since its formation, has been to obtain licenses and concessions in countries in Latin America to provide telecommunications services. The Company has been successful in negotiating and consummating the license agreements described below in Central and South America.

     PANAMA. Satellite license granted December, 1995 as a joint venture with INTEL. The Company is authorized to provide international carrier voice and data via the Solidaridad Satellite system. The Company was granted a separate license in December, 1995 by INTEL to provide Internet services retail and wholesale within Panama. These satellite licenses permit the Company to provide "other communications services" which may be agreed on by the parties.

     HONDURAS. Communications license to provide "on premise" authorized earth stations, issued December 5, 1995 by HONDUTEL for private line and data services. Pending final approval before year end, the Company has requested a license to establish teleports for multiple users.

     EL SALVADOR. Satellite license issued by ANATEL July 10, 1996 to provide "on premise" private satellite earth stations using the Solidaridad Satellite system.

     GUATEMALA. The Company has secured two licenses. The first, issued by GUATEL August 12, 1996 approves the Company to provide Internet services. The second approved license is to provide satellite and teleport operations effective February 1, 1997.

     COSTA RICA. The Company has been approved by RACSA to provide "on premise" private satellite earth stations using the Solidaridad Satellite system.

     NICARAGUA. Applications have been submitted for teleport and Internet services. The approval for each of these licenses should be received during 1997.

     MEXICO. The Company signed agreements with TELECOMM de Mexico on July 15, 1995 which permit it to provide satellite services within Mexico and for complete use of the Mexican Solidaridad satellite system.

     VENEZUELA. The Company was fully authorized by CONATEL on April 18, 1996 to provide voice, data, and video point to point and point to multipoint services throughout Venezuela and internationally. The Company also received a concession from CONATEL on July 19, 1996 to offer domestic and international access to databases for offering enhanced services such as Internet services, E-Mail, etc.

     PERU. The Company has received a license from Telefonica de Espana on October 17, 1996 to provide satellite communications and from OSIPTEL October 17, 1996 to provide Internet services.

     The Company is actively pursuing expanded licensing authority in the countries mentioned above and has licensees and concessions pending with several additional foreign governments. Additionally, on April 24, 1995, the Company was licensed by the United States Federal Communication Commission as an international facilities based carrier.

REGULATION

     TELECOMMUNICATIONS

     While the domestic interstate long-distance business is generally not subject to substantial regulation, domestic intrastate service is subject to regulation that varies by state and can be substantial. The international long-distance business is subject to the jurisdiction of foreign governments, some of which limit or prohibit the Company's services. Local laws and regulations differ significantly among the foreign jurisdictions in which the Company operates, and the interpretation and enforcement of such laws and regulations vary and are often based on the informal views of the local government ministries which, in some cases, are subject to influence by the local PTTs. Accordingly, in certain of the Company's principal existing and target markets, there are laws and regulations that either prohibit or limit, or could be used to prohibit or limit, certain services the Company markets. The Company provides its services to the maximum extent it believes permissible under applicable local laws and regulations and the licenses it has obtained. There can be no assurance that a portion of the services the Company markets and provides will not be or will not continue to be prohibited in certain jurisdictions.

     There can be no assurance that the Company has accurately predicted or will accurately predict the interpretation of applicable laws and regulations or regulatory and enforcement trends in state, federal and foreign jurisdictions or will be found to be in compliance with all such laws and regulations. Failure to predict accurately the enforcement of applicable laws and regulations in particular jurisdictions, or incorrect interpretation of applicable laws and regulations, could cause the Company to lose, or be unable to obtain, regulatory approvals necessary for it to be able to provide certain of its services in such jurisdictions or to use certain of its transmission methods and could have monetary penalties imposed against the Company that could be significant.

     The Telecommunications Act of 1996 (the "1996 Telecommunications Act") substantially alters the regulatory framework for the telecommunications industry for domestic and international telecommunications services. The Company cannot predict the ultimate effects of this legislation or the outcome of the FCC rulemakings required by the 1996 Telecommunications Act. The legislation does not impose substantial regulatory burdens on the Company's international long-distance, Internet access or domestic interstate telecommunications operations. However, depending on the outcome of FCC rulemakings required by the 1996 Telecommunications Act, the Company could be subjected to additional regulatory requirements, including that it contribute some portion of its telecommunications revenues to subsidy mechanisms for universal service. In addition, the legislation could result in increased competition and affect interconnections and costs. Although the Company does not believe that these changes will have a material effect on its business, no assurance can be given at this time regarding the extent or impact of such changes.

     The regulatory framework in certain geographic regions in which the Company operates is briefly discussed below.

     UNITED STATES

     The Company provides both telecommunications and information services.
The terms and conditions under which the Company provides its services are potentially subject to regulation by the state and federal government agencies. With regard to the Company's domestic telecommunications services, federal laws and FCC regulations generally apply to interstate telecommunications, while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state.

     The Telecommunications Act of 1996, will allow local exchange carriers, including RBOC's, to provide inter-LATA long distance service and also grants the FCC the authority to deregulate other aspects of the telecommunications industry. The Company is classified by the FCC as a non-dominant carrier for its common carrier telecommunications services. The Company has applied for and received all necessary authority from the FCC to provide international telecommunications service. The FCC reserves the right to condition, modify, or revoke such international authority for violations of the Federal Communications Act or its rules.

     The FCC and the state commissions have jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. If the FCC or state regulators find that the Company was engaging in activities that required authorizations which the Company currently does not hold or violated the regulatory requirements established by the relevant commissions, the FCC or state regulators could impose financial penalties and order the Company to comply with the applicable regulations or cease doing business.
Such penalties or action could have a material adverse effect on the Company's business, financial condition or results of operations.

     As a telecommunications carrier, the Company will likely be required to contribute to universal service funds established by the FCC, the states or both. The FCC and the states are in the process of determining what universal service contribution requirements to adopt. Current proposals to change the universal service support system do not entail the imposition of universal services fees on enhanced service providers. However, there can be no guarantee that such fees will not be assessed in the future. Similarly, individual states may determine that enhanced services providers should be required to contribute to state universal service funding mechanisms.

     Moreover, information service providers traditionally have been treated by the FCC as providing an "enhanced" computer processing service rather than a "basic" telecommunications transmission service and, as a result, were thought to be beyond the FCC's regulatory authority. A large portion of the Company's business involves such unregulated enhanced services. Although the 1996 Act continues to distinguish between unregulated information or enhanced and regulated telecommunications or basic services, the changes made by the 1996 Act may have important implications for the providers of unregulated enhanced services.

     The intrastate long distance telecommunications operations continue to be subject to various state laws and regulations, including prior certification, notification and registration requirements. In certain states, prior regulatory approval may be required for changes in control of telecommunications operations. The Company is currently subject to varying levels of regulation in the states in which it provides "1+" and card services (which are both generally considered "1+" services by the states). The vast majority of states require the Company to apply for certification to provide telecommunications services, or at least register or to be found exempt from regulation, before commencing intrastate service. The vast majority of the states require the Company to file and maintain detailed tariffs listing rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignments of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers by significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations.

     The Company has made the filings and taken the actions it believes are necessary to become certified or tariffed to provide intrastate long distance and card services to customers throughout the United States except for Hawaii and Alaska. The Company has received authorization to provide intrastate long distance and card services in 44 states and the District of Columbia and has applications pending in 4 states.

     The Company uses LEC networks to connect its Internet customers to its POPs. Under current federal and state regulations, the Company and its Internet customers pay no charges for this use of the LECs' networks other than the flat-rate, monthly service charges that apply to basic telephone service. The LECs have asked the FCC to change its rules and require Internet access providers to pay additional, per minute charges for their use of local networks. Per minute access charges could significantly increase the Company's cost of doing business and could, therefore, have a material adverse effect on the Company's business, financial condition or results of operations. The FCC is currently considering whether to propose such rule changes.

     OTHER OVERSEAS MARKETS

     The Company is subject to the regulatory regimes in each of the countries in which it conducts business. Local regulations range from permissive to restrictive, depending upon the country.

     INTERNET

     Data network access providers are generally not regulated under the laws and regulations governing the telecommunications industry. Accordingly, except for regulations governing the ability of the Company to disclose the contents of communications by its customers, no state or federal regulations currently exists pertaining to the pricing, service characteristics or capabilities, geographic distribution or quality control features of Internet access services. The Company cannot predict the impact that future regulation or regulatory changes, if any, may have on its Internet access business.

     The 1996 Telecommunications Act imposes criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet. The 1996 Telecommunications Act also imposes criminal liability on an entity knowingly permitting facilities under its control to be used for such activities. Entities solely providing access to facilities not under their control are exempted from liability, as are service providers that take good faith, reasonable, effective and appropriate actions to restrict access by minors to the prohibited communications. The constitutionality of these provisions has been successfully challenged in lower federal courts and is now before the U.S. Supreme Court; the final interpretation and enforcement of these provisions is uncertain. The Act may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers such as the Company. In addition, in light of the uncertainty attached to interpretation and application of this law, there can be no assurances that the Company would not have to modify its operations to comply with the statute, including prohibiting users from maintaining home pages on the WWW.

     As of March 28, 1997, the Company had 133 full-time employees and 10 part-time employees. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

RISK FACTORS

     This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, among other things, the Company's plans to implement its growth strategy, improve its financial performance, expand its infrastructure, develop new products and services, expand its sales force, expand its customer base and enter international markets. Such forward-looking statements also include the Company's expectations concerning factors affecting the markets for its products, such as demand for long-distance telecommunications and Internet access. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the "Risk Factors" below as well as in other sections of this Report on Form 10-K. The forward-looking statements are made as of the date of this Report on Form 10-K, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements.

     LIMITED OPERATING HISTORY; OPERATING LOSSES

     The Company has only a limited history upon which an evaluation of it and its prospects can be based. Although the Company has experienced substantial revenue growth since the inception of its business in April 1995, it has incurred losses of totalling approximately $9,629,520 as of December 31, 1996. As of December 31, 1996, the Company had stockholder's equity of $18,672,747. The Company's current focus is on increasing its customer and subscriber bases, and the Company continues to hire additional personnel and to increase its expenses related to product development, marketing, network infrastructure, technical resources and customer support. As a result, the Company expects that it will continue to incur net losses at least through the end of the third quarter of 1997. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability on either a quarterly or annual basis.

     The Company may implement its strategy to grow its customer and subscriber bases through methods that may result in increases in costs as a percentage of revenues, such as expansions of its promotional programs and implementation of new pricing programs. In addition, an acceleration in the growth of the Company's subscriber and customer bases or changes in usage patterns among subscribers may also increase costs as a percentage of revenues. Consequently, there can be no assurance that the Company's operating margins will not be adversely affected in the future by these strategies or events.

     NEED FOR ADDITIONAL CAPITAL TO FINANCE GROWTH AND CAPITAL REQUIREMENTS

     The Company must continue to enhance and expand its network in order to maintain its competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. The Company's ability to grow depends, in part, on its ability to expand its operations through the establishment of new POP's and earth stations, each of which requires significant advance capital equipment expenditures as well as advance expenditures and commitments for leased telephone company facilities and circuits and advertising. The Company will need to raise additional capital from equity or debt sources to fund its anticipated development. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations and its ability to compete.

     RISKS OF GROWTH AND EXPANSION

     The number of the Company's employees has grown rapidly and several members of the Company's current management team have joined the Company recently. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's management, administrative, operational, financial and technical resources and increased demands on its systems and controls. The Company believes that it will need, both in the short term and the long term, to hire additional qualified administrative management personnel in the accounting and finance areas to manage its financial control systems. In addition, there can be no assurance that the Company's operating and financial control systems, infrastructure and existing facilities will be adequate to support the Company's future operations or maintain and effectively monitor future growth. Failure to manage the Company's growth properly could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company plans to build additional points-of-presence ("POPs"). There can be no assurance that the Company will be able to add service in new cities at the rate presently planned by it. In addition, increases in the Internet subscriber base will result in additional demands on its customer support, sales, marketing, administrative and technical resources and network infrastructure. Increases in the Company's telecommunications customer base will also produce increased demands on its sales, marketing and administrative resources, as well as on its engineering resources and on its switching and routing capabilities. The Company anticipates that its continued growth will require it to recruit and hire a substantial number of new managerial, technical and sales and marketing personnel. The inability to continue to upgrade the networking systems of the operation and financial control systems, the inability to recruit and hire necessary personnel or the emergence of unexpected expansion difficulties could have a material adverse effect on the Company's business, financial condition or results of operations.

     Demands on the Company's network infrastructure and technical staff and resources have grown rapidly with the Company's expanding customer base, and the Company has in the past experienced difficulties satisfying the requests for its Internet access and telecommunications services. The Company expects to experience even greater strain on its billing and operational systems as it develops, operates and maintains its network. There can be no assurance that the Company's finance and technical staff will be adequate to facilitate the Company's growth. The Company believes that its ability to provide timely access for subscribers and adequate customer support services will largely depend upon the Company's ability to attract, identify, train, integrate and retain qualified personnel. There can be no assurance that the Company will be able to do this. A failure to effectively manage its customer base and reduce its subscriber cancellation rate and could therefore have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON KEY PERSONNEL; NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL

     The Company is highly dependent on the technical and management skills of its key employees, including technical, sales, marketing, financial and executive personnel, and on its ability to identify, hire and retain additional personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain existing personnel or identify or hire additional personnel. In addition, the Company is highly dependent on the services of Stephen E. Raville, Chairman of the Board; David G. Olson, Chief Executive Officer; William C. Comee; and Patrick E. Delaney, Chief Financial Officer. The loss of the services of any of them could have a material adverse effect on the Company's business, financial condition or results of operations.

     SHARES AVAILABLE FOR FUTURE SALE

     The Company has financed its operations and acquisitions principally through the issuance of securities in the "private placements" exempt from registration under federal and applicable state securities laws. As a consequence, approximately ninety percent (90%) of the Company's issued and outstanding common stock has been issued as "restricted securities" which cannot be resold except in compliance with similar exemptions from federal and applicable state securities laws. Under Rule 144 as currently in effect, restricted securities are generally available for public resale after such securities have been held by the purchasers thereof for a period of two years; however the Securities and Exchange Commission has amended Rule 144 effective April 29, 1997, to provide for the resale of such securities after one year. After the expiration of the one year holding period, such securities may be sold in "broker's transactions" provided that certain requirements are met and that the sales by a holder of such securities during any three month period do not exceed the greater of one percent (1%) of the then issued and outstanding shares of the issuer or the average weekly trading volume of such shares in the over-the counter market during the four calendar weeks preceding the date on which a notice of such sale is sent to the Securities and Exchange Commission. Under the new rules, at the end of two years, persons not "affiliated" with the issuer may sell restricted securities without regard to the volume limitations imposed by Rule 144. Persons "affiliated" with the issuer are persons deemed to be in control of the issuer, including executive officers, directors and ten percent or greater shareholders; such persons may sell shares only in compliance with the requirements of Rule 144, including the volume limitations imposed thereby, regardless of the length of time such securities have been held. Most of the Common Stock of the Company will be available for public sale within the next twelve months. The large numbers of the Company's shares which will become available for public sale in the near future, along with the demand and piggyback registration rights granted by the Company (described elsewhere herein) create the possibility of volatility in the market for the Company's stock and the possibility of adverse effects on the prevailing market price of the Company's stock.

     DEPENDENCE ON TECHNOLOGICAL DEVELOPMENT

     The markets the Company serves are characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new service and product introductions. There can be no assurance that the Company can successfully identify new service opportunities and develop and bring new products and services to market in a timely and cost-effective manner, or that products, services or technologies developed by others will not render the Company's products, services or technologies noncompetitive or obsolete. In addition, there can be no assurance that product or service developments or enhancements introduced by the Company will achieve or sustain market acceptance or be able to effectively address the compatibility and inoperability issues raised by technological changes or new industry standards.

     The Company is also at risk to fundamental changes in the way Internet access services are delivered. Currently, Internet services are accessed primarily by computers through telephone lines. However, several companies have recently introduced, on an experimental basis, delivery of Internet access services through cable television lines. If the Internet becomes accessible by cable modem, screen-based telephones, television or other consumer electronic devices, or customer requirements change the way Internet access is provided, the Company will need to develop new technology or modify its existing technology to accommodate these developments. Required technological advances by the Company as the industry evolves could include compression, full motion video, and integration of video, voice, data and graphics. The Company's pursuit of these technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its Internet service business to alternate access devices and conduits.

     The Company's success is dependent in part upon its ability to enhance existing products and services and to develop new products and services that meet changing customer requirements on a timely and cost-effective basis.
There can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, there can be no assurance that licenses for any intellectual property that might be required for the Company's services or products would be available on reasonable terms if at all.

     DEPENDENCE ON SUPPLIERS

     The Company is dependent on third party suppliers of hardware and network connectivity for many of its products and services and generally does not have long-term contracts with suppliers. Certain of these suppliers are or may become competitors of the Company, and such suppliers are not subject to restrictions upon their ability to compete with the Company. To the extent that any of these suppliers change their pricing structure or terminate service, as did Sprint in December 1996, the Company may be adversely affected. The Company is dependent upon third party providers which are the primary providers to the Company of data communications facilities and capacity and lease to the Company physical space for switches, modems and other equipment. If these suppliers are unable to expand their networks or unwilling to provide or expand their current level of service to the Company in the future, the Company's operations could be adversely affected.

     The Company has from time to time experienced delays in the receipt of network access and telecommunications services. In addition, the Company has also from time to time experienced delays in the receipt of certain hardware components. A failure by a supplier to deliver quality services or products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could have a material adverse effect on the Company. In addition, the Company maintains relationships with certain equipment suppliers in the design of products which they sell to the Company. The Company's remedies against suppliers who fail to deliver products on a timely basis are limited, in many cases, by practical considerations relating to the Company's desire to maintain relationships with the suppliers. As the Company's suppliers revise and upgrade the technology of their equipment, the Company may encounter difficulties in integrating the new technology into its network.

     INTERNATIONAL EXPANSION

     The Company's strategy includes expansion of its business into international markets. There can be no assurance that the Company will be able to obtain the permits and operating license, if any are required, necessary for it to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In many countries, the Company may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully conduct its operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition or results of operations.

     NEW AND UNCERTAIN MARKET

     The market for Internet connectivity services and related software products is in an early stage of growth. Since this market is relatively new and because current and future competitors are likely to introduce Internet connectivity and/or online services and products, it is difficult to predict the rate at which the market will grow or at which new or increased connection will result in market saturation. The novelty of the market for Internet access services may also adversely affect the Company's ability to retain new customers, as customers unfamiliar with the Internet may be more likely to discontinue the Company's services after an initial trial period than other subscribers. If demand for Internet services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, operating results and financial condition will be adversely affected.

     To continue to realize customer growth in all its markets, the Company must continue to replace terminating customers and attract additional customers. However, the sales and marketing expenses and acquisition costs associated with attracting new customers are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on the Company's ability to retain its customers. The Company continues to invest significant resources in its telecommunications infrastructure and customer support resources in connection with all its businesses. There can be no assurance that the Company's investments in telecommunications infrastructure and customer support capabilities will improve customer retention. Since the Company's markets are new and the utility of available service is not well understood by new and potential customers, the Company is unable to predict future customer retention rates.

     RISK OF SYSTEM FAILURE

     The success of the Company is largely dependent upon its ability to deliver high quality, uninterrupted access to the Internet and other telecommunication services. Any system failure that causes interruptions in the Company's operations could have a material adverse effect on the Company. The Company has experienced failure relating to individual POP's and the Company's customers have experienced difficulties in accessing, and maintaining connection to the Internet. The backbone of the Company's network, in addition to the Company's overall telecommunications and Internet network, is currently leased from certain suppliers, such as MCI, Sprint and Metropolitan Fiber Systems. If these suppliers are unable to expand their networks or are unwilling to provide or expand their current level of service to the Company in the future, the Company's operations could be adversely affected. As the Company attempts to expand its network and data traffic grows, there will be increased stress on network hardware and traffic management systems.
However, there can be no assurance that the Company will not experience failures relating to individual POP's or even failure of the entire network. The Company's operations also are dependent on its ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and cause unforeseen strains upon the network. The Company attempts to minimize customer inconvenience in the event of a system disruption by high quality services and redundancy. However, significant or prolonged system failures, or difficulties for subscribers in accessing, and maintaining connection with the Internet could damage the reputation of the Company and result in the loss of subscribers. Such damage or losses could have a material adverse effect on the Company's ability to obtain new subscribers and on the Company's business, financial condition or results of operations.

     The Company's operations are dependent on its ability to protect its software and hardware against damage from fire, earthquake, power loss, telecommunications failure, natural disaster and similar events. A significant portion of the Company's computer equipment is located at its facilities in Houston, Texas. The Company's switches and other telephone equipment are located in Houston, Panama City, Panama, Caracas, Venezuela and Atlanta, Georgia. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business and results of operations. While the Company and its subsidiaries carry some property and business interruption insurance, such coverage may not be adequate to compensate the Company for all losses that may occur.

     SECURITY RISKS

     Despite the implementation of network security measures by the Company, such as limiting physical and network access to its routers, its telecommunications infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruption, delays or cessation in service to not only the Company's Internet customers, but also the Company's telecommunication users. Furthermore, such inappropriate use of the voice and data systems by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers and other parties which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have included incidents involving hackers by-passing fire-walls by posing as trusted computers and involving the theft of information. Alleviating problems caused by computer viruses, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by the Company, which could have a material adverse effect on the Company. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and the Company's customer base and revenues in particular.

     POTENTIAL LIABILITY FOR INFORMATION DISSEMINATED THROUGH NETWORK

     Internet service providers face potential liability of uncertain scope for the actions of subscribers and others using their systems, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. For example, an action against Prodigy alleging libel and negligence in connection with an electronic message posted by a Prodigy subscriber through Prodigy's Internet access system presents the potential for increased focus and attempts to impose liability upon Internet service providers for information, messages and other materials disseminated across and through their systems. The Company carries errors and omissions insurance; however, such insurance may not be adequate to compensate the Company for all liability that may be imposed. Any imposition of liability in excess of the Company's coverage could have a material adverse effect on the Company. In addition, recent legislative enactments and pending legislative proposals aimed at limiting the use of the Internet to transmit indecent or pornographic materials could, depending upon their interpretation and application, result in significant potential liability to Internet access and service providers including the Company, as well as additional costs and technological challenges in complying with any statutory or regulatory requirements imposed by such legislation.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. These factors include general economic conditions, acceptance and use of the Internet, user demand for long-distance telecommunication services, capital expenditures and other costs relating to the expansion of operations, the timing of new product announcements by the Company or its competitors, changes in pricing strategies by the Company or its competitors, market availability and acceptance of new and enhanced versions of the Company's or its competitors' products and services and the rates of new subscriber and customer acquisition and retention. These factors could also have a material adverse effect on the Company's annual results of operation and financial condition.

     VOLATILITY OF STOCK PRICE

     The market price of the Company's Common Stock may be highly volatile.
The "public float" of the Company's Common Stock is a small percentage of the total issued and outstanding shares of Common Stock and substantial numbers of shares have been subject to restrictions on transfer which will terminate in the near future. Factors such as variations in the Company's revenue, earnings and cash flow and announcements of new service offerings, technological innovations or price reductions by the Company, its competitors or providers or alternative services could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected companies in the technology sector and resulted in changes in the market price of the stocks of many companies that have not been directly related to the operating performance of those companies.

     ABILITY OF MANAGEMENT TO DICTATE CORPORATE POLICY AND THE COMPOSITION OF THE BOARD OF DIRECTORS

     Management and certain members of the Board of Directors of the Company own or control, directly or indirectly, approximately one-third of the issued and outstanding shares of the Common Stock of the Company. The Articles of Incorporation and Bylaws of the Company provide that: (1) the presence of a majority of the shareholders eligible to vote is required to constitute a quorum at shareholders' meetings; (2) the vote of the holders of a majority of the shares present at a meeting where a quorum is constituted is required to adopt any resolution, unless a greater percentage is required by statute, in which case a majority of the outstanding shares will be required; (3) shareholder action may be taken by written consent, without prior notice, signed by the holder(s) of the number of shares necessary to approve such action; and (4) voting is noncumulative. As a consequence of the concentrations of stock ownership in the hands of such persons, they have the ability to significantly influence corporate policy, the persons elected to the Board of Directors of the Company and may be able to block certain corporate actions.

     NO DIVIDENDS

     The Company does not anticipate that it will pay any dividends in the foreseeable future but plans to reinvest in the Company's business any funds which might otherwise be available for the payment of dividends. The payment of dividends out of legally available funds thereafter, if such funds are available, will be at the discretion of the Company's Board of Directors.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company has offices its principal offices in Houston, Texas and Atlanta, Georgia. The Company leases approximately 10,000 square feet of office space at 17100 El Camino Real, Houston, Texas 77058, from a company owned by Billie C. Holbert, Jr., a former director and officer of the Company. The lease is for an initial term of five years and expires on June 30, 2001, unless the Company exercises its contractual right to renew the lease for two additional terms of five years each. The monthly rental under the lease is currently $9,800.

     The Company has office and telecommunication operations located in Atlanta and leases approximately 11,500 square feet of office space at 2839 Paces Ferry Road, Suites 500 and 250, Atlanta, Georgia 30339. The term of the lease commenced on October 1, 1995 and continues for sixty months, expiring September 30, 2000 with a base rent of $18,267.63 per month.

     The Company has additional office space of approximately 5,600 square feet leased in Atlanta which has been subleased as of May 1, 1997 to a third party. The office space is located at 4360 Chamblee-Dunwoody Road, Suite 400, Atlanta, Georgia. The lease has monthly rent of $8,368.50 and a term from September 1, 1996 to August 31, 1999. The sublease rental is $8,368.50 per month and extends for the full term of the original lease to August 31, 1999.

     Charter Panama leases approximately 1,600 square feet of office space in a high rise office building in Panama City, Republic of Panama. The lease is for a term of five years and expires on May 31, 2001. The monthly rental under the lease is currently $4,500. Charter Panama's offices include Panamanian earth station operations, local marketing activities, and administrative services. Charter Panama's earth station antenna is mounted on the roof of the building in which its offices are located.

The physical properties of the Company are in good condition.

ITEM 3.   LEGAL PROCEEDINGS.

     Other than the matters discussed below, the Company is not a party to any legal proceeding or dispute which is not routine and incidental to the business or which involves an amount, exclusive of interest and costs, which exceeds ten percent of the current assets of the Company.

     OCI has, since mid-1996, been negotiating with Sprint Communications L.P. ("Sprint") to resolve a dispute involving Sprint's past provision of telecommunications services to OCI. On February 11, 1997, OCI notified Sprint of certain concerns OCI had regarding, among other things, the pricing and billing for certain services, the application of discounts to Sprint's bills, and the improper termination of services to OCI which occurred on December 21, 1996. On March 11, 1997, Sprint sent a letter to OCI, claiming that OCI owes Sprint $4,044,835 for telecommunications services already provided. The agreement with Sprint calls for arbitration of this dispute. Sprint and OCI are currently engaged in negotiations in an effort to resolve these issues.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                            PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market. The table set forth below reflects high and low closing bid prices on a quarterly basis for the period beginning October 1, 1995 and ending December 31, 1996. Prior to the fourth quarter of 1995 (specifically December 7, 1995) the Company had no business or assets and bid prices for its stock were not published. The source of such information is National Quotation Bureau, Inc. The quotations in the following table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

=============================================================================
        1996                      HIGH BID                LOW BID
-----------------------------------------------------------------------------
First Quarter                       3.375                    .50
-----------------------------------------------------------------------------
Second Quarter                       7.75                   3.25
-----------------------------------------------------------------------------
Third Quarter                        6.25                  4.625
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Fourth Quarter                      5.375                 1.4375
-----------------------------------------------------------------------------
        1995
-----------------------------------------------------------------------------
Fourth Quarter                        .50                    .25
=============================================================================

     The information was obtained from National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of March 26, 1997, the Company's Common Stock was held by approximately 247 holders of record. The Company estimates that it has a significantly larger number of shareholders because a substantial number of the Company's shares are held of record by broker-dealers for their customers in street name. The Company has not paid any cash dividends on its Common Stock to date. There are no restrictions which limit the Company's ability to pay cash dividends on its Common Stock; however, the Company's current policy is to retain earnings to provide funds for the operation and expansion of its business.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     (b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) PLAN OF OPERATION. Over the next twelve months, the Company will continue to vigorously pursue the expansion of its International Private Lines, Long-Distance Telephone, Calling Card, Phone Centers, and Internet Access services. The Company intends to capitalize on the growing demand for these services and gain market share by building its subscriber base both domestically and internationally. Management believes that the expansion will be accomplished through the acquisition of additional licenses and concessions allowing the Company to provide these services both in the United States and in targeted Latin American countries. The Company intends to aggressively pursue new customers by combining the highest possible level of service with an expanded sales force and intensive marketing efforts. After thoroughly investigating market demand, the Company expects to expand in major cities in Latin America. Strategic alliances are expected to be formed with local business groups and individuals in order to create successful operations within the respective target Latin countries.

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

     The Company is currently licensed to provide various telecommunication services in the United States, El Salvador, Peru, Honduras, Venezuela, Mexico, El Salvador, Guatemala, Costa Rica, and Panama. As of December 31, 1996, the Company was providing service in the United States, Panama, and Venezuela. Over the next twelve months, the Company intends to seek, through public and private markets, an additional $25 to 30 million to build out and operate facilities in these and other countries. The Company will not, however, begin expansion until such financing is secured.

     While the Company's telecommunication business is currently focused on the provision of international private lines and prepaid calling cards, it has established a venture in Mexico to provide Long Distance Telephone Services to the United States. The initial investment by the Company was
approximately $140,000.   The Company is actively pursuing other opportunities
to provide long distance services in Mexico and other Latin American countries. While there are presently no contractual commitments regarding the purchase of facilities and equipment to provide these services, the Company anticipates that approximately $3 to 4 million dollars over the next several quarters will be required to expand its long distance service to meet the demand of existing opportunities.

     The Company's Internet business continues to expand and is currently experiencing an annualized growth rate of approximately 100% in its domestic INTERNET business. In March of 1996, the Company formed Phoenix DataNet de Panama and commenced the offering of Internet services to business and residential customers in Panama City, Panama. In the first nine months of operation, the Company acquired over 1,000 new customers. On July 19, 1996, the Company obtained an additional concession to provide Internet services to both residences and businesses operating in Venezuela. In December of 1996, the Company began offering Internet Service in Caracas, Venezuela. The Company anticipates that it will spend approximately $130,000 per site in order to provide Internet services at each of the seven areas targeted for private line services in Venezuela.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the aforementioned capital requirements.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the years ended December 31, 1996 and 1995 and the Period from Inception (January 26, 1994) to December 31, 1994. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                  1996                  1995            1994
                          --------------------   ------------------   -------
                                       % OF                 % OF
                            (000'S)   REVENUES   (000'S)   REVENUES   (000'S)
                          ----------  --------   -------   --------   -------
REVENUES:

Communications            $    3,162     38%   $     113       100%     $   -
Hardware and Software          2,356     29            -         -          -
Internet Connection
  services                     1,827     22            -         -          -
Network services                 887     11            -         -          -
                          ----------    ---    ---------    ------      -----
   Total revenues              8,232    100          113       100          -
                          ----------    ---    ---------    ------      -----
Costs and expenses:
   Cost of services            4,341     53           31        28          -
   Cost of hardware
     and software              1,934     23            -         0          -
   Selling, general,
     and administrative        7,816     95        1,365     1,210        323
   Depreciation and
     amortization              1,430     18          147       130          -
                          ----------    ---    ---------    ------      -----
      Total costs and
        expenses              15,521    189        1,543     1,368        323
                          ----------    ---    ---------    ------      -----
Operating loss                (7,289)   (89)      (1,430)   (1,268)      (323)
Interest expense, net
  and other                     (469)    (6)         (94)      (83)       (24)
                          ----------    ---    ---------    ------      -----
Net Loss                  $   (7,758)   (95)   $  (1,524)   (1,351)     $(347)
                          ----------    ---    ---------    ------      -----
                          ----------    ---    ---------    ------      -----

PER SHARE DATA:
Net loss per share            $(0.51)             $(0.26)
Supplementary net loss
  per share                   $(0.50)             $(0.22)
Shares used in:
Net loss per share        15,088,376           5,799,735
Supplementary net loss
  per share               15,603,250           6,977,691

     In the first quarter of 1996, the Company's first international private line customers went on-line, the acquisitions of PDN and PDS were completed, and the military phone centers in Panama were purchased. During the third quarter, the Company completed the acquisitions of OCI and Worldlink. The acquisitions are more fully described in the Notes to the Financial Statements and Forms 8-K filed with respect thereto.

     Revenues increased $8,119,000 in 1996, operating expenses increased $13,978,000 in 1996, and the net loss increased from ($1,524,000) to ($7,758,000). These increases were all the result of the significant acquisitions in 1996 and the fact that the Company was a developmental stage company prior to 1996.

     Operations from January 24, 1994 through December 31, 1995 consisted primarily of raising capital; obtaining financing; locating, acquiring, installing, and testing equipment; and administrative activities, such as license and concession acquisitions, and no significant revenue streams existed. As a result of the significant changes in the nature of the Company, the previously mentioned acquisitions in 1996, management believes that discussion or comparison of 1995 annual results to 1996 annual results will not be meaningful to the reader and therefore has not been included herein.

     Consolidated revenues for the combined lines of business for the year ended December 31, 1996 were $8,232,000, while cost of services and hardware and software costs were $6,275,000 for the year ended December 31, 1996, resulting in a 24% gross profit margin. Management anticipates that gross profit margin will improve in future periods primarily because costs of services and hardware do not match revenue growth directly due to the significant amount of fixed costs associated with the establishment of service capabilities in a particular country or market which must be incurred regardless of the revenue level.

     Selling, general, and administrative expenses were $7,816,000 for the year ended December 31, 1996. The overall increase in expenses was primarily attributable to the expansion of the Company's operations and acquisitions. The Company anticipates benefiting in 1997 from economies of scale with respect to such costs, as salaries and wages are not expected to continue to increase in direct proportion to increases in revenue.

     Depreciation and amortization expense was $1,430,000 for the year ended December 31, 1996. The increase is attributable to the increase in property, plant, and equipment related to the acquisitions and expansion of operations and the amortization associated with the PDS, PDN, OCI, and Worldlink acquisitions during 1996. Amortization expense related to the acquisitions for the year ended December 31, 1996 was $827,000. Refer to Notes 2 and 3 of the Notes to the Financial Statements for further discussion.

     Interest expense was $485,000 for the year ended December 31, 1996. The majority of this amount, $344,000, related to the 12% Senior Subordinated Notes issued in late 1995 and 1996. The remaining interest amounts were related to borrowings under various credit facilities and advances from shareholders. Interest costs should decrease as a result of the conversion of $2,175,000 of the 12% Senior Subordinated Notes to common stock subsequent to year end.
Other interest costs, however, will continue to increase until such time as additional equity funding is obtained to finance the business expansion program. The Company's credit facilities are variable rate notes tied to the prime rate. Increases in the prime lending rate could negatively affect the Company's earnings.

     There was no income tax benefit recorded in 1996, as management recorded a valuation reserve due to the uncertainty of the timing of future taxable income. The net loss for the year ended December 31, 1996 was $7,758,000, or $(0.51) per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to principals and outside investors. During 1996, funding was obtained from several sources: bank lines of credit, sale leaseback transactions, private placement of notes and warrants, shareholder loans, and issuance of common stock. Such vehicles net of repayment of loans, provided the Company with $6,212,000 to fund operations. Additionally, in 1995, the Company received approximately $173,000 from Senior Note issuances during the latter part of the year.

     These funds were utilized to fund a net operating cash flow deficiency of approximately $1,870,000 in 1996 as well as capital expenditures of $3,528,000 for the purchase of equipment and installation at domestic and international locations to expand business capacity as well as the acquisition of 90% of PDN in January 1996 for $483,000, net of cash received of $42,000. The remainder of the 1996 acquisitions were all completed as stock transactions.

     As of December 31, 1996, the Company had cash on hand of approximately $320,000. During the first quarter of 1997, the Company completed a private placement offering of its $0.00001 par value common stock and received cash in the amount of approximately $5.4 million and reduced its liabilities (through the conversion of debt to Common Stock) by approximately $2.6 million.

          All conversions of stock for liabilities were at the rate of $1 of the related liability to $1 of Common Stock.

     The Company's significant capital commitments through 1997 include $2,292,000 related to debt due in 1996, and capital expenditures will be approximately $3,000,000 for the current businesses. The amount of debt due is net of borrowings under a line of credit facility of $600,000 that came due in February 1997 and was subsequently renewed for $500,000 and the conversion of loans from shareholders to Common Stock.

     The Company estimates that its cash and financing needs for its current business through 1997 will be met by the cash on hand following the private placement and cash flows from operations. However, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth, and contemplated capital expenditures and expansions. The Company does not have adequate resources available to achieve all of the potential expansion plans noted in "Plan of Operation" and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates that additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans.
If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 established standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The Company adopted FAS 121 in 1996. The adoption of FAS 121 did not have a material impact on the Company's financial statements.

     In October 1995, the FASB issued Statements of Financial Accounting Standards No. 123 ("FAS 123") "Accounting for Stock-Based Compensation," which became effective for fiscal years beginning after December 15, 1995. FAS 123 established new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company adopted FAS 123 on January 1, 1996 and elected to continue to measure compensation cost for stock-based compensation under APB Opinion No. 25. Accordingly, the adoption of FAS 123 did not impact the 1996 statement of operations. See Note 6 to the consolidated financial statements included elsewhere for a pro forma disclosure as if the provisions of FAS 123 had been applied.

ITEM 7.   FINANCIAL STATEMENTS.

     Attached following the Signature Pages and Exhibits. See the index to the financial statements following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not had any disagreements with its independent accountants and auditors, however it has changed accounting firms during the past year, as disclosed in the Company's Forms 8-K filed with the Commission on March 23, 1996; April 23, 1996 (as amended by Form 8-K/A filed May 4, 1996); April 30, 1996; and March 13, 1997 (as amended by Form 8-K/A filed March 25, 1997).

                                  PART III

     Pursuant to instruction E(3) to Form 10-KSB, the information in Items 9-12 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about April 30, 1997.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

    Exhibit No.      Description                          Location
    -----------      -----------                          --------
       3.01   Articles of Incorporation            Form 10-QSB for the quarter
                                                   ended March 31, 1996
       3.03   Bylaws                               Form 10-QSB for the quarter
                                                   ended June 30, 1996
        4.2   Form of 12% Promissory Note and      Form 10-KSB for year ended
              Warrant                              12/31/95
       10.1   Agreement of Merger between Maui     Form 8-K filed with the
              Capital Corportion and Charter       Commission on October 12,
              Communications International, Inc.   1995
       10.2   Agreement and Plan of Merger with    Form 10-KSB for the year
              Phoenix Data Systems, Inc.           ended 12/31/95
       10.3   Consulting Agreement with Charter    Form 10-KSB for the year
              Trading Corporation                  ended 12/31/95
       10.4   Consulting Agreement with Potere     Form 10-KSB for the year
              Management, Inc.                     ended 12/31/95
       10.5   Contract with INTEL                  Form 10-KSB for the year
                                                   ended 12/31/95
       10.6   1996 Nonemployee Director Stock      Form 10-KSB for the year
              Option Plan and Agreement            ended 12/31/95
       10.7   Agreement with Hondutel              Form 10-QSB for the quarter
                                                   ended June 30, 1996
       10.8   Agreement with Telecommunicaciones   Form 10-QSB for the quarter
              de Mexico                            ended June 30, 1996
       10.9   Agreement with Comison Nacional de   Form 10-QSB for the quarter
              Telecommunications (Conatel)         ended June 30, 1996
       10.10  Registration Rights Agreement        Filed herewith
       11.1   Earnings Per Share Calculation       Filed herewith
       21.1   List of subsidiaries                 Filed herewith
       27     Financial Data Schedule              Filed herewith

     The Company filed a report on Form 8-K on October 15, 1996, reporting its acquisition of WorldLink, which was subsequently amended on December 16, 1996, to indicate that no financial statements relating to the acquisition were required to be filed in connection therewith.

     The Company also filed a Form 8-K/A on November 19, 1996, which amended the Form 8-K filed on September 20, 1996, relating to the acquisition of OCI. The amendment filed November 19, 1996, included the unaudited financial statements of OCI for the three and six months ended June 30, 1996, and the pro forma financial information required in connection with the acquisition.

                                 SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CHARTER COMMUNICATIONS INTERNATIONAL, INC.

By: /s/ DAVID G. OLSON                                  Date: March 31, 1997
   -------------------------
   DAVID G. OLSON, CHIEF EXECUTIVE OFFICER

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             Signature                  Title                       Date
             ---------                  -----                       ----

By: /s/ DAVID G. OLSON       Chief Executive Officer, President   March 31, 1997
   ------------------------  and Director
       DAVID G. OLSON

By: /s/ PATRICK E. DELANEY   Chief Financial Officer and          March 31, 1997
   ------------------------  Director
    PATRICK E. DELANEY

By: /s/ CALVIN R. PATTERSON  Controller                           March 31, 1997
   ------------------------
       CALVIN R. PATTERSON

By: /s/ ROBERT E. CONN       Director                             March 31, 1997
   ------------------------
      ROBERT E. CONN

By:                          Director                             March __, 1997
   ------------------------
     STEPHEN F. RAVILLE

By: /s/ WILLIAM P. O'REILLY  Director                             March __, 1997
   ------------------------
     WILLIAM P. O'REILLY

By: /s/ GERALD F. SCHMIDT    Director                             March 31, 1997
   ------------------------
      GERALD F. SCHMIDT

By: /s/ F. SCOTT YEAGER      Director                             March 31, 1997
   ------------------------
      F. SCOTT YEAGER

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Public Accountants.................................  F-1
Report of Former Independent Public Accountants..........................  F-2
Consolidated Balance Sheets as of December 31, 1996 and 1995.............  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1996 and 1995, for the Period from Inception (January 26,
  1994) to December 31, 1994, and for the Developmental Stage Period
  from January 26, 1994 to March 31, 1996................................  F-5
Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1996 and 1995 and for the Period from Inception
  (January 26, 1994) to December 31, 1994, and for the Developmental
  Stage Period from January 26, 1994 to March 31, 1996...................  F-6
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1996 and 1995, for the Period from Inception (January 26,
  1994) to December 31, 1994, and for the Developmental Stage Period
  from January 26, 1994 to March 31, 1996................................  F-8
Notes to Consolidated Financial Statements...............................  F-9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Charter Communications International, Inc.:


   We have audited the accompanying consolidated balance sheet of CHARTER COMMUNICATIONS INTERNATIONAL, INC. and subsidiaries (a Nevada corporation) (formerly, "Maui Capital Corporation") as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders'
equity (deficit), and cash flows for the year then ended.   These financial
statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications International, Inc. and subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 28, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Charter Communications International, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of Charter Communications International, Inc. (formerly Maui Capital Corporation) and its subsidiaries, collectively a development state enterprise, at December 31, 1995 and the results of their operations and their cash flows for the year ended December 31, 1995 and the period from inception on January 26, 1994 to December 31, 1994 in conformity with generally accepted accounting principles (appearing on pages F-3 through F-6 in this Annual Report on Form 10-K). These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Charter Communications International, Inc. for any period subsequent to December 31, 1995.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is in the development stages and has had minimal revenues since inception, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE
Houston, Texas
March 29, 1996
                                    F-2

        CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDARIES
                      CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND 1995

                                                         1996          1995
                                                     -----------   -----------
CURRENT ASSETS:
Cash and cash equivalents                            $   320,252   $    43,841

Accounts receivable, net of allowance for
 doubtful accounts of $435,000 and $3,762              1,675,939        43,155
Accounts receivable--affiliate                           385,951        34,181
Inventory                                                307,940             0
Prepaid expenses and other                               331,538        28,169
                                                     -----------   -----------
     Total current assets                              3,021,620       149,346
                                                     -----------   -----------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery                                4,345,137       822,158
Earth station facility                                   618,497        70,581
Software                                                 664,486             0
Furniture and fixtures                                   297,329        11,187
Other                                                    240,714        29,710
                                                     -----------   -----------
                                                       6,166,163       933,636
Accumulated depreciation and amortization               (791,892)     (146,681)
                                                     -----------   -----------
     Property and equipment, net                       5,374,271       786,955
                                                     -----------   -----------

OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $378,895 and $0                                  22,077,423             0
Acquired customer bases, net of accumulated
  amortization of $261,151 and $0                      1,867,117             0
Other intangibles, net of accumulated
  amortization of $186,888 and $0                      2,369,390             0
Investments                                                    0       150,000
Other                                                     81,783             0
                                                     -----------   -----------
     Total other assets                               26,395,713       150,000
                                                     -----------   -----------

   TOTAL ASSETS                                      $34,791,604   $ 1,086,301
                                                     -----------   -----------
                                                     -----------   -----------


        The accompanying notes to the consolidated financial statements are an integral part of these statements.

        CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1996 AND 1995

                                                        1996          1995
                                                     -----------   -----------
CURRENT LIABILITIES:
Current portion of notes payable (Note 4)            $    50,264   $         0
Lines of credit (Note 4)                               1,646,092       129,443
Loans from shareholders (Note 4)                       1,520,548         1,828
Accounts payable                                       7,234,129       195,730
Accounts payable--affiliate                              222,999       129,167
Accrued liabilities                                      870,804        93,008
Unearned revenue                                       1,830,731             0
                                                     -----------   -----------
     Total current liabilities                        13,375,567       549,176
                                                     -----------   -----------

LONG-TERM LIABILITIES (Note 4):
Senior subordinated notes                              2,513,492       172,819
Notes payable                                            229,801             0
                                                     -----------   -----------
     Total long-term liabilities                       2,743,293       172,819
                                                     -----------   -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value; 100,000 shares
  authorized, 550 shares issued, 0 and 550 shares
  outstanding at December 31, 1996 and 1995,
  respectively                                                 0             6
Common stock, $0.0001 par value; 45,000,000 shares
  authorized, 24,202,779 and 7,298,393 shares
  issued and outstanding at December 31, 1996
  and 1995, respectively                                     242            73
Additional paid-in-capital                            28,302,025     2,235,902
Accumulated deficit during developmental stage        (2,579,324)   (1,871,675)
Accumulated deficit subsequent to developmental
  stage                                               (7,050,199)            0
                                                     -----------   -----------
   Total stockholders' equity                         18,672,744       364,306
                                                     -----------   -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $34,791,604   $ 1,086,301
                                                     -----------   -----------
                                                     -----------   -----------



        The accompanying notes to the consolidated financial statements are an integral part of these statements.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD
         FROM INCEPTION (JANUARY 26, 1994) TO DECEMBER 31, 1994 AND FOR
     THE DEVELOPMENTAL STAGE PERIOD FROM JANUARY 24, 1994 TO MARCH 31, 1996

                                                                                       Developmental
                                                1996          1995          1994           Stage
                                            -----------    -----------    ---------    -------------
REVENUES:
   Communications services                  $ 3,161,957    $   112,819    $       -    $   170,662
   Hardware and software                      2,356,436              -            -         50,030
   Internet connection services               1,826,742              -            -        323,849
   Network services                             886,467              -            -              -
                                            -----------    -----------    ---------    -----------
                                              8,231,602        112,819            -        544,541
                                            -----------    -----------    ---------    -----------

COSTS AND EXPENSES:
   Cost of services                           4,341,432         31,438            -        251,123
   Cost of hardware and software              1,933,401              -            -         37,205
   Selling, general, and administrative       7,816,076      1,364,966      323,084      2,445,785
   Depreciation and amortization              1,429,243        146,681            -        240,633
                                            -----------    -----------    ---------    -----------

     Total costs and expenses                15,520,152      1,543,085      323,084      2,974,746
                                            -----------    -----------    ---------    -----------

OPERATING LOSS                               (7,288,550)    (1,430,266)    (323,084)    (2,430,205)
                                            -----------    -----------    ---------    -----------

MINORITY INTEREST                                12,783              -            -         12,783
INTEREST EXPENSE, NET                          (482,081)       (93,658)     (24,667)      (161,902)
                                            -----------    -----------    ---------    -----------
                                               (469,298)       (93,658)     (24,667)      (149,119)
                                            -----------    -----------    ---------    -----------

NET LOSS BEFORE INCOME TAXES                 (7,757,848)    (1,523,924)    (347,751)    (2,579,324)
INCOME TAX BENEFIT                                    -              -            -              -
                                            -----------    -----------    ---------    -----------
NET LOSS                                    $(7,757,848)   $(1,523,924)   $(347,751)   $(2,579,324)
                                            -----------    -----------    ---------    -----------
                                            -----------    -----------    ---------    -----------

NET LOSS PER SHARE                          $     (0.51)   $     (0.26)                $     (0.44)
                                            -----------    -----------                 -----------
                                            -----------    -----------                 -----------

SUPPLEMENTARY NET LOSS PER SHARE            $     (0.50)   $     (0.22)                $     (0.39)
                                            -----------    -----------                 -----------
                                            -----------    -----------                 -----------

SHARES USED IN COMPUTING:
NET LOSS PER SHARE                           15,088,376      5,799,735                   5,824,194
                                            -----------    -----------                 -----------
                                            -----------    -----------                 -----------

SUPPLEMENTARY NET LOSS PER SHARE             15,603,250      6,977,691                   6,604,993
                                            -----------    -----------                 -----------
                                            -----------    -----------                 -----------

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

         CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996 AND
 FOR THE PERIOD FROM INCEPTION (JANUARY 26, 1994) TO DECEMBER 31, 1994,  AND
     FOR THE DEVELOPMENTAL STAGE FROM JANUARY 26, 1994 TO MARCH 31, 1996



                                                               Preferred Stock        Common Stock        Additional
                                                              ----------------      -----------------      Paid-In
                                                              Shares   Amount       Shares     Amount      Capital
                                                              ------   ------     ----------   ------     ----------
Issuance of common stock at inception  ($0.0039 per share)         0       $0      5,177,136      $52        $19,948
Net loss                                                           0        0              0        0              0
                                                              ------   ------     ----------      ---     ----------
Balance at December 31, 1994                                       0        0      5,177,136       52         19,948
Issuance of Series A Convertible Preferred Stock, ($3,636
 per share)                                                      550        6              0        0      1,999,794
Common stock issued in exchange for services ($0.0966
 per share)                                                        0        0        103,544        1          9,999
Warrant exercised                                                  0        0        517,713        5         49,995
Issuance of common stock in conjunction with merger                0        0      1,250,000       12            (12)
Issuance of common stock in conjunction with merger                0        0        250,000        3             (3)
Issuance of common stock warrants in exchange for services         0        0              0        0        129,000
Issuance of common stock warrants in conjunction
 with senior subordinated debt ($0.2424 per warrant)               0        0              0        0         27,181
Net loss                                                           0        0              0        0              0
                                                              ------   ------     ----------     ----     ----------
Balance at December 31, 1995                                     550        6      7,298,393       73      2,235,902
Issuance of common stock ($.070 per share)                         0        0        303,428        5        212,395
Issuance of common stock in exchange for services ($2.65
 per share)                                                        0        0         25,586        1         67,762
Issuance of common stock in conjunction with PDS acquisition
 (Note 3)($2 per share)                                            0        0      1,000,000       10      1,999,990
Issuance of common stock in conjunction with PDN acquisition
 (Note 3)($2 per share)                                            0        0        150,000        2        299,999
Conversion of preferred stock into common stock (Note 5)        (550)      (6)     2,847,412       28            (22)
Issuance of common stock in conjunction with OCI acquisition
 (Note 3)($2 per share)                                            0        0      8,999,960       90     17,999,830
Issuance of common stock in conjunction with Worldlink
 acquisition (Note 3)($2 per share)                                0        0      1,850,000       18      3,699,982
Issuance of common stock in conjunction with Panama Phone
 purchase (Note 3)($2 per share)                                   0        0          2,000        0          4,000
Issuance of common stock warrants in exchange for Telecommute
 Solutions (Note 3)($2.38 per share)                               0        0              0        0         47,500
Issuance of common stock warrants in exchange for services
 ($0.1642 per warrant)                                             0        0              0        0          3,677
Exercise of service warrants ($0.70 per warrant)                   0        0        186,000        0        130,200
Issuance of common stock warrants in conjunction with senior
 subordinated debt ($0.1679 per warrant)                           0        0              0        0        318,047
Exercise of debt warrants ($0.70 per warrant)                      0        0      1,540,000       16      1,077,984
Issuance of common stock options for services ($0.594 per
 option)                                                           0        0              0        0        204,779
Loss for the three months ended March 31, 1996                     0        0              0        0              0
Loss for the nine months ended December 31, 1996                   0        0              0        0              0
                                                              ------   ------     ----------     ----     ----------
Balance at December 31, 1996                                       0   $    0     24,202,779     $242     28,302,025
                                                              ------   ------     ----------     ----     ----------
                                                              ------   ------     ----------     ----     ----------

                                                                  Accumulated Deficit
                                                             -----------------------------
                                                                 During      Subsequent to         Total
                                                             Developmental   Developmental     Stockholders'
                                                                 Stage            Stage        Equity (Deficit)
                                                             -------------   -------------     ----------------
Issuance of common stock at inception ($0.0039 per share)              $0              $0            $20,000
Net loss                                                         (347,751)              0           (347,751)
                                                              -----------     -----------        -----------
Balance at December 31, 1994                                     (347,751)              0           (327,751)
Issuance of Series A Convertible Preferred Stock,($3,636
 per share)                                                             0               0          1,999,800
Common stock issued in exchange for services ($0.0966
 per share)                                                             0               0             10,000
Warrant exercised                                                       0               0             50,000
Issuance of common stock in conjunction with merger                     0               0                  0
Issuance of common stock in conjunction with merger                     0               0                  0
Issuance of common stock warrants in exchange for services              0               0            129,000
Issuance of common stock warrants in conjunction with
 senior subordinated debt ($0.2424 per warrant)                         0               0             27,181
Net loss                                                       (1,523,924)              0         (1,523,924)
                                                              -----------     -----------        -----------
Balance at December 31, 1995                                   (1,871,675)              0            364,306
Issuance of common stock ($0.70 per share)                              0               0            212,400
Issuance of common stock in exchange for services
 ($2.65 per share)                                                      0               0             67,763
Issuance of common stock in conjunction with PDS acquisition
 (Note 3)($2 per share)                                                 0               0          2,000,000
Issuance of common stock in conjunction with PDN acquisition
 (Note 3)($2 per share)                                                 0               0            300,000
Conversion of preferred stock into common stock (Note 5)                0               0                  0
Issuance of common stock in conjunction with OCI acquisition
 (Note 3)($2 per share)                                                 0               0         17,999,920
Issuance of common stock in conjunction with Worldlink
 acquisition (Note 3)($2 per share)                                     0               0          3,700,000
Issuance of common stock in conjunction with Panama Phone
 Purchase (Note 3)($2 per share)                                        0               0              4,000
Issuance of common stock warrants in exchange for Telecommute
 Solutions (Note 3)($2.38 per share)                                    0               0             47,500
Issuance of common stock warrants in exchange for services
 ($0.1642 per share)                                                    0               0              3,677
Exercise of service warrants ($0.70 per warrant)                        0               0            130,200
Issuance of common stock warrants in conjunction with senior
 subordinated debt ($0.1679 per warrant)                                0               0            318,047
Exercise of debt warrants ($0.70 per warrant)                           0               0          1,078,000
Issuance of common stock options for services ($0.594
 per option)                                                            0               0            204,779
Loss for the three months ended March 31, 1996                   (707,649)              0           (707,649)
Loss for the nine months ended December 31, 1996                        0      (7,050,199)        (7,050,199)
                                                              -----------     -----------        -----------
Balance at December 31, 1996                                  $(2,579,324)    $(7,050,199)       $18,672,744
                                                              -----------     -----------        -----------
                                                              -----------     -----------        -----------





        The accompanying notes to the consolidated financial statements are an integral part of these statements.

         CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND FOR THE PERIOD FROM INCEPTION (JANUARY 26, 1994) TO DECEMBER 31, 1994, AND FOR THE DEVELOPMENTAL
             STAGE PERIOD FROM JANUARY 24, 1994 TO MARCH 31, 1996

                                                                                                         Developmental
                                                                 1996            1995          1994          Stage
                                                              ----------      ----------     --------    -------------
Cash Flows From Operating Activities:
  Net loss                                                   $(7,757,848)    $(1,523,924)   $(347,751)   $(2,579,324)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                              1,429,243         146,681            0        240,633
    Noncash consulting and service expenses                      276,219         177,000            0        197,597
    Bad debt expense                                             461,060           3,762            0          3,762
    Amortization of discounts on senior subordinated
     notes                                                        45,492               0            0            914
    Changes in current assets and current liabilities:
      Accounts receivable, net                                   375,307         (46,917)           0       (101,941)
      Accounts receivable--affiliate                            (351,720)         11,858      (46,039)       (15,945)
      Inventory                                                 (104,565)              0            0        (42,399)
      Prepaid and other current assets                          (133,838)        (16,169)           0       (269,066)
      Accounts payable and accrued liabilities                 3,560,968         155,527      133,211        577,750
      Accounts payable--affiliate                                (35,206)        129,167
      Deferred revenue                                           439,059               0            0         38,299
      Other                                                      (74,274)              0            0       (123,802)
                                                             -----------      ----------     --------    -----------
        Total Adjustments                                      5,887,695         560,909       87,172        505,802
                                                             -----------      ----------     --------    -----------
        Net cash used in operating activities                 (1,870,153)       (963,015)    (260,579)    (2,073,525)
                                                             -----------      ----------     --------    -----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                         (3,581,874)       (231,713)    (701,923)    (1,781,590)
  Acquistion of subsidiary, net of cash acquired of $41,814     (483,186)       (150,000)           0       (483,186)
                                                             -----------      ----------     --------    -----------
        Net cash used in investing activities                 (4,065,060)       (381,713)    (701,923)    (2,264,776)
                                                             -----------      ----------     --------    -----------

Cash Flows From Financing Activities:
  Proceeds from repayments on senior subordinated notes        2,327,032         172,819            0      1,927,513
  Proceeds from repayments on issuance of common stock         1,420,600               0       20,000        443,319
  Proceeds from repayments on stock warrants                     317,968          27,181            0        292,487
  Proceeds from repayments on preferred stock                          0       1,999,800            0      1,999,800
  Proceeds from repayments on line of credit, net              1,046,092          93,285       36,158        121,332
  Proceeds from repayments on shareholders                     1,000,000        (930,672)     932,500          1,828
  Repayment of notes                                            (174,233)              0            0              0
  Proceeds from sale and leaseback transactions                  274,165               0            0        208,000
                                                             -----------      ----------     --------    -----------
        Net Cash provided by financing activities              6,211,624       1,362,413      988,658      4,994,279
                                                             -----------      ----------     --------    -----------

Increase In Cash And Cash Equivalents                            276,411          17,685       26,156        655,067
Cash And Cash Equivalents at Beginning Of Period                  43,541          26,156            0              0
                                                             -----------      ----------     --------    -----------
Cash At End Of Period                                        $   320,252      $   43,841     $ 26,156    $   655,067
                                                             -----------      ----------     --------    -----------
                                                             -----------      ----------     --------    -----------

Supplemental Non-Cash Disclosures:
Cash paid for interest                                           279,698         106,248       15,000        126,635
Cash paid for income taxes                                             0               0            0              0
Assets acquired under capital lease
Assets acquired in excess of liabilities assumed:
  PDS acqusition                                               2,000,000               0            0              0
  PDN acquistion                                                 300,000               0            0              0
  Telecommute acquistion                                          47,500               0            0              0
  OCI acqusition                                              18,000,000               0            0              0
  Worldlink acqusition                                         3,700,000               0            0              0

          CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1996, 1995, and 1994

1.   ORGANIZATION AND NATURE OF BUSINESS

     Charter Communications International, Inc. (Charter or the "COMPANY"), was incorporated in Nevada on April 10, 1996, as a wholly owned subsidiary of Maui Capital Corporation, a Colorado Corporation ("MAUI CAPITAL"), which incorporated on August 8, 1988. On April 21, 1996, Maui Capital and the Company merged with the Company being the surviving corporation and succeeding to all the business, properties, assets and liabilities of Maui Capital. The purpose of the merger of Maui Capital and the Company was to change the name and state of incorporation of Maui Capital. Maui Capital had no business or assets prior to September 21, 1995, when it acquired TOPS Corporation, a Nevada corporation ("TOPS") (TOPS was named Charter Communications International, Inc., until April 10, 1996, when its name was changed so that the Company could be formed in Nevada with the same name).
At the time of the acquisition, TOPS was the sole stockholder of Charter Communicaciones Internacionales Grupo, S.A., a Panama corporation ("CHARTER PANAMA"), which was engaged in developing a private line telecommunication system in Panama and pursuing licenses to provide such services in various other Latin American countries. Since the acquisition of TOPS, the Company (and Maui Capital, its predecessor) has endeavored to grow both through the development of its existing businesses and through the acquisition of
complementary businesses.   Proceeds from private placements of securities
with principals and outside investors have funded the development of the Company to date.

     The Company was formed to provide enhanced telecommunication products and services to domestic and international markets, with a primary focus on Latin America. The telecommunication services and products provided include enhanced calling cards, switch voice products, international private line services, Internet access, interactive voice response, conference calling, call center services, and telecommuting services.

     On January 8, 1996, Charter completed the cash acquisition of 90% of Phoenix DataNet ("PDN"), a provider of domestic and international Internet access. On March 21, 1996, the Company acquired Phoenix Data Systems ("PDS") and the remaining 10% of PDN in a stock transaction that allowed the Company to enter the network integration business. On July 31, 1996, the Company acquired Telecommute Solutions, Inc. ("Telecommute") in a stock transaction that allowed the Company to offer various telecommuting services. On September 21, 1996, the Company acquired Overlook Communications International Corporation ("OCI") in a stock transaction that allowed the Company to offer a variety of both domestic and international enhanced telecommunications and long distance services, including prepaid phone calling cards. On October 5, 1996, the Company acquired Worldlink Communications, Inc. ("Worldlink"), a provider of prepaid long-distance calling cards in a stock transaction. See Note 3.

     Some of the telecommunication services offered by Charter require licensing by United States federal and state agencies and the foreign countries wherein services are offered. Charter has formed wholly owned or majority owned foreign corporations. Charter maintains financial control of all subsidiaries.

     The Company has been licensed by the United States Federal Communication Commission as a facilities based carrier. Charter has selected the Mexican Solidaridad system as its primary satellite carrier. A variety of U.S. carriers are used to provide domestic long-distance services. The Company is licensed to provide enhanced communications services in Panama, Mexico, Honduras, Venezuela, El Salvador, Guatemala, the Dominican Republic, Costa Rica, and Peru. Generally, licensing of enhanced services in the United States is not required. As of December 31, 1996, the Company was operating in the United States, Panama, and Venezuela.

     The Company is seeking international telecommunication licenses in various foreign countries. The Company faces competition for such licenses from major international telecommunications entities as well as from local competitors in each country. If a communications license is obtained, the Company's international telecommunications operations will face competition from existing government owned or monopolistic telephone service companies and from other operators who receive licenses. The Company may also face significant potential competition from other communication technologies that are being or may be developed or perfected in the future. Some of the Company's competitors have substantially greater financial, marketing, and technical resources than does the Company. Accordingly, there can be no assurance that the Company will be able to obtain any additional licenses or that its international telecommunications operations will be able to compete effectively.

     Operations prior to the second quarter of 1996 consisted primarily of raising capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment, and administrative activities. Accordingly, such operations for the period from inception (January 24, 1994) through March 31, 1996 (the "developmental stage") were reflected in the accompanying financial statements as those of a developmental stage enterprise. Since the Company has only recently made the transition from being a developmental stage company to an operating company, the Company's ability to manage its growth and expansion will require it to implement and continually expand its operational and financial systems, recruit additional employees, and train and manage both current and new employees. Growth may place a significant strain on the Company's operational resources and systems, and failure to effectively manage this projected growth would have a material adverse effect on the Company's business.

  The Company, which has never operated at a profit, has experienced increasing operating losses since its inception as a result of efforts to build its customer base and develop its operations. The Company estimates that its cash and financing needs for its current business through 1997 will be met by the cash on hand following the private placement offering of its common stock in the first quarter of 1997 (see Note 11) and cash flows from operations. However, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth, and contemplated capital expenditures and expansions. The Company has significant expansion plans but does not currently have adequate resources available to achieve all of its potential expansion plans. The Company will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

     The Company expects to continue to focus on developing and expanding its enhanced telecommunication services offerings, while continuing to expand its current operation market penetration. Accordingly, the Company expects its capital expenditures and cost of revenues and depreciation and amortization expenses will continue to increase significantly, all of which could have a negative impact on short-term operating results. In addition, the Company may change its strategy to respond to a changing competitive environment. There can be no assurance that growth in the Company's revenue or market penetration will continue, that its expansion efforts will be profitable, or that the Company will be able to achieve or sustain profitability or positive cash flow. Further, the Company will require substantial financing to accomplish any significant acquisition or merger transaction and for working capital to operate its current and proposed expanded operations until profitability is achieved, if ever. While the Company currently expects to meet its 1997 operating cash flow and capital expenditure requirements through cash on hand after the private placement and through internally generated funds, there can be no assurance that this will be achieved. The Company does not currently have commitments or arrangements for such financing, and accordingly, the availability of such financing on terms acceptable to the Company is not assured. Accordingly, there can be no assurance that the Company's planned expansion of its operations will be successful.

2.   SUMMARY OF ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany balances have been eliminated.

   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    SOURCE OF SUPPLIES

     The Company relies on local and long distance telephone companies to provide certain communications services. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results. During December 1996, the Company's long-distance provider discontinued service in a dispute over payment of invoices resulting in the Company's prepaid calling card platform not being accessible for a period of approximately ten days. Subsequently, alternative long distance providers have been found, but any such recurrence of this situation could have a material adverse effect on the Company's operating results.

   PRESENTATION

     Certain prior periods amounts have been reclassified to conform with the current year presentation.

   CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less. The carrying value of the cash and cash equivalents approximates fair market value at December 31, 1996 and 1995.

   CONCENTRATION OF  RISK

     A significant portion of the Company's assets and operations are located in the country of Panama. The Company's business cannot operate unless the government of Panama provides licenses, privileges or other regulatory clearances. No such assurance can be given that such rights, once granted, could not be revoked without due cause.

     The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The concentration of credit risk is mitigated by the large number of customers comprising the customer base. The carrying amount of the Company's receivables approximates their fair value. During 1995, however, two customers accounted for all contract revenues as a result of the relatively minimal amount of sales in the period.

   INVENTORIES

     Inventories consist of network computer products as well as prepackaged software used for Internet access. All inventory is recorded as finished goods and is available for sale. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

   PROPERTY AND DEPRECIATION

     Property and equipment are recorded at cost, including certain engineering costs. The property and equipment acquired in conjunction with the 1996 acquisitions was recorded on the Company's books at net book value, which approximated fair market value at the dates of acquisition. The Company records depreciation using the straight-line method over the estimated useful lives of the assets, which are:

          Classification        Estimated Useful Lives
     Equipment and machinery            5 years
     Earth station facility            25 years
             Software                   5 years
      Furniture and fixtures            7 years
          Other property              3-5 years

     Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the lease. The Company's policy is to remove the cost and accumulated depreciation of retirements from the accounts and recognize the related gain or loss upon the disposition of assets. Such gains and losses were not material for any period presented.

  INTANGIBLES

     In conjunction with the mergers in 1996 (see Note 3), the Company recorded intangible assets of approximately $27,140,000 due to the purchase prices exceeding the values of the tangible net assets acquired subject to adjustment for up to one year from the date of acquisition. After identifying the tangible assets and liabilities, the Company allocated the excess to identifiable intangible assets and the remainder to goodwill. Amortization of these costs is included in depreciation and amortization in the accompanying statements of operations. The following table summarizes the amounts recorded to the following classifications of intangibles and their respective amortization periods:

            Category              Amount       Amortization Period
     Acquired Customer Base      $ 2,128,000       3-10 years
        Other Intangibles          2,556,000        3-5 years
            Goodwill              22,456,000      10-30 years

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically reviews the value assigned to long-lived assets, including property, plant and equipment and intangibles, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

  MINORITY INTEREST

     Minority interest represents the 10% ownership interest in PDN not acquired in the initial acquisition. As noted previously, this 10% was outstanding from January 8, 1996 to March 21, 1996.

  STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (Note 6), for all options granted subsequent to January 1, 1995. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123. See Note 6.

  REVENUE RECOGNITION

     Revenues from telecommunications, Internet access services, and network computer sales and services are generally recognized when the services are provided. Invoices rendered and payments received for telecommunications services and Internet access in advance of the period when revenues are earned are recorded as unearned revenues and are recognized ratably over the period the services are provided or the term of the Internet subscription agreements, which are generally 3 to 12 months. Sales of prepaid phone calling cards are recorded as unearned revenues and revenue is recognized as minutes are used or when the cards expire. Sales of hardware are recognized when installation has occurred and no further performance obligation remains. Sales of prepackaged software are recognized upon delivery of the product.

  ADVERTISING COSTS

     The Company expenses all advertising costs as incurred.

  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, except that fixed assets are translated at exchange rates in effect when these assets are acquired. Revenues and expenses of foreign operations are translated at average monthly exchange rates prevailing during the year, except that depreciation and amortization charges are translated at the exchange rates in effect when the related assets are acquired.

     The national currency of Panama is the U.S. dollar. Accordingly, no foreign currency translation is required upon the consolidation of the Company's Panamanian operations, which account for all of the revenue and approximately 90% of the net loss of all foreign operations during 1996. The effects of foreign currency translation on the Company's Venezuelan operations, which did not begin until the fourth quarter of 1996, was not material. Prior to 1996, the Company had no foreign operations outside of Panama, and no foreign currency translation was required.

  NET LOSS PER SHARE

     Net loss per share was computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive.

  SUPPLEMENTARY NET LOSS PER SHARE

  On March 8, 1996, the Series A Preferred Stock was automatically converted into 2,847,412 shares of the Company's common stock. Supplementary loss per share is the loss per share amount adjusted to reflect the conversion of preferred stock on March 8, 1996 as if the conversion had occurred on the day that the preferred stock was issued.

3.   BUSINESS COMBINATIONS AND ACQUISITIONS

  BUSINESS COMBINATIONS

  Effective September 21, 1995, Charter consummated a reverse triangular merger with Maui Acquisition Corp., a subsidiary of Maui. Maui was a public shell having essentially no operations, cash, or stockholders' equity. In connection with the reverse triangular merger, each share of the Company's common stock was converted into 5,177.136 shares of newly issued Maui common stock so that Charter's stockholders received 5,798,393 shares of Maui common stock, 550 shares of Maui Series A preferred stock (convertible into 2,847,412 shares of Maui common stock), and warrants to purchase 854,231 shares of Maui common stock. Maui previously had issued 1,250,000 shares of common stock outstanding; therefore, Charter obtained control. In connection with the merger, Maui changed its name to Charter, members of Maui's Board of Directors resigned and were replaced by Directors of Charter and Charter's management assumed direct control of Maui. For accounting purposes, the transaction has been accounted for as an acquisition of Maui and a 5,177.136-for-1 common stock split by Charter. The financial advisors of the Company were issued 250,000 shares of Maui common stock in exchange for services.

  Charter Panama was combined with the Company in a transaction accounted for as a combination of entities under common control effective May 15, 1995. The shares exchanged represent all outstanding common stock of the Company and of Charter Panama at the time of the business combination.

  The financial statements for all periods presented reflect the results of these business combinations as if they had occurred at the inception of the Company.

  ACQUISITIONS

     During 1996, the Company engaged in the following significant acquisitions (see Note 2 for description of the purchase price allocation):

                                 PDN

     On January 8, 1996, the Company acquired 90% of the issued and outstanding capital stock of PDN, in exchange for $525,000 in cash. PDN, a Texas corporation, was formerly a subsidiary of Phoenix Data Systems, Inc. ("PDS"). PDN was originally incorporated on February 21, 1995 and prior to that date had operated as a division of PDS. PDS entered into an agreement on December 22, 1995 to sell its 90% ownership of the issued and outstanding shares of common stock of PDN. On March 21, 1996, the Company acquired the remaining 10% in PDN through the issuance of 150,000 shares of the Company's common stock, at an estimated fair market value of $2 per share at the time the transaction was consummated. The acquisition has been accounted for as a purchase.

     PDN engages in the business of providing Internet access to businesses and individuals and a full range of related services, including the creation and development on behalf of its customers of Internet based advertising, customer service functions, on-line sales and services, and other on-line interactive services. Additionally, PDN sells and services a complete line of products for Internet access.

                                    PDS

     On March 21, 1996, the Company acquired 100% of the issued and outstanding capital stock of PDS. PDS is in the business of providing computer network integration, service, consulting, and support for commercial businesses. The transaction involved the exchange of 1,000,000 shares of the Company's common stock, 825,000 shares of which were immediately issued free and clear of any adverse claims or encumbrances and 175,000 shares of which were retained by the Company in order to secure representations and warranties and covenants of PDS, and PDS shareholders and will be subject to offset against claims against PDS. All claims against PDS have been settled, and the 175,000 shares were issued on September 20, 1996. The shares issued in the transaction were valued at $2 per share, the estimated fair market value as of the date the transaction was consummated. The acquisition has been accounted for as a purchase.

                                     OCI

  On July 15, 1996, the Company entered into an agreement to acquire 100% of the issued and outstanding capital stock of OCI. OCI, a North Carolina corporation, is an independent telecommunications service bureau and reseller of domestic and international long-distance services including prepaid calling cards and 800 and 900 traffic to customers in the United States. OCI's operations commenced in 1992. The transaction was consummated on September 21, 1996 and involved the issuance of 8,999,960 shares of the Company's common stock. The shares issued in the transaction were valued at $2 per share, the estimated fair market value as of the date the transaction was consummated. The acquisition has been accounted for as a purchase.

                                  WORLDLINK

    On September 13, 1996, the Company entered into an agreement to acquire 100% of the issued and outstanding capital stock of Worldlink. Worldlink, a Georgia corporation, is a switch based reseller of long distance service which uses debit cards to market its service. The transaction was consummated on October 1, 1996, and involved the issuance of 1,850,000 shares of the Company's common stock. The shares issued in the transaction were valued at $2 per share, the estimated fair market value as of the date the transaction was consummated. The acquisition has been accounted for as a purchase.

     The following unaudited pro forma condensed consolidated statements of operations assume the acquisitions occurred at the beginning of each period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statement of operations have been made.

                               1996                1995
     Revenues              $ 13,245,000        $ 8,260,000
     Net loss               (12,310,000)        (4,002,000)
     Net loss per share    $      (0.48)       $     (0.21)

  OTHER
                            PANAMA PHONE CENTERS

    On March 30, 1996, the Company acquired the assets and rights to operate long-distance telephone centers at various U.S. military installations in the Republic of Panama. Prior to March 30, 1996, the Company had been receiving royalties from telephone calls placed at these phone centers, under a separate contract. The phone centers and rights to provide these services were acquired for $224,000 in cash and 2,000 shares of common stock of the Company valued at $2 per share. Simultaneously with the purchase, the Company entered into an agreement with a lease finance company to sell and lease back a portion of the assets acquired. Lease financing was obtained in the amount of $168,000, the acquisition price of the majority of the phone center assets. The term of the lease provides for monthly payments of $5,712, beginning on April 1, 1996 and continuing through March 1, 1999. This transaction is not considered to be a significant business combination, and accordingly, no pro forma information is presented.

                                 TELECOMMUTE

     In July 1996, the Company entered into an agreement to acquire 100% of the issued and outstanding capital stock of Telecommute, a provider of telecommuting hardware and services. The transaction was consummated on July 31, 1996, and involved the issuance of 20,000 warrants to purchase shares of the Company's common stock. The shares issued in the transaction were valued at $2.38 per share, the estimated fair market value as of the date the transaction was consummated. The acquisition has been accounted for as a purchase. This transaction is not considered to be a significant business combination, and accordingly, no pro forma information is presented.

                             JOINT VENTURE AGREEMENT

     On January 24, 1996, the Company entered into an agreement for joint operations of international telecommunications service into and out of various locations in the country of Mexico. The Company has agreed to incur various expenses to reactivate the international telecommunications service to various hotel facilities, arrange for agreements with international carriers to provide call termination and other services, and contribute future funds for equipment to connect new customers. Subsequent to year end, this agreement was terminated with the Company owing two months worth of fees, or $12,000, which is included in accounts payable at December 31, 1996.

4.   LONG-TERM OBLIGATIONS

     Obligations consist of the following:

                                                  DECEMBER 31,   DECEMBER 31,
                                                      1996           1995
-----------------------------------------------------------------------------
12% Senior Subordinated Notes due December
2000, net of discount of $331,508 and $27,181
as of December 31, 1996 and 1995, respectively       $2,513,492     $172,819
Notes Payable                                           280,065            0
Lines of Credit:
   Due December, 1996                                    96,092      129,443
   Due February, 1997                                   600,000            0
   Due May, 1997                                        500,000            0
   Due June, 1997                                       450,000            0
Loans from shareholders                               1,520,548        1,828
-----------------------------------------------------------------------------
                                                      5,960,197      304,090
Less current portion                                  3,216,904      131,271
-----------------------------------------------------------------------------
Long-term obligations                                $2,743,293     $172,819
                                                     ----------     --------

     Beginning in December 1995, the Company made a private offering of $2,500,000, subsequently increased to $2,873,000, of its 12% Senior Subordinated Notes due December 31, 2000 with attached warrants which grant the purchasers of the Notes the right to buy 2,000,000 shares, subsequently increased to 2,298,400 shares, of Company's Common Stock. The warrants grant the purchasers the right to exercise the warrants at prices of $0.70 per share in 1996, $1.25 in 1997, $1.75 in 1998, $2.25 in 1999 and $2.50 in 2000.
Interest is payable quarterly at the rate of 12% per annum, in arrears. The notes are not secured by any assets of the Company or guaranty.

     Of the $2,873,000 in notes offered, $2,845,000 was issued at December 31, 1996. The fair market value of the 2,244,000 warrants issued in conjunction with the notes was estimated by the Company to be $345,000 and is recorded as additional paid-in capital and a discount on the notes. The notes are stated net of discount, which is being amortized over the term of the notes. Amortization of this discount included in the accompanying financial statements as interest expense.

     The Company had shareholder loans of $1,520,548 outstanding at December 31, 1996. A portion of these loans was subsequently converted to common stock in the private placement discussed in Note 12. Interest rates on these loans are generally the prime rate (8.25% at December 31, 1996) plus 3% and all mature in 1997.

      The company has established three lines of credit with a commercial bank that provide for borrowings up to $146,000, $500,000 and $500,000. The revolving credit lines are secured by a security interest in certain electronic equipment and securities of a shareholder of the Company. Interest is payable monthly on two of the credit lines and quarterly on one, all at the bank's prime rate (8.25% at December 31, 1996) plus 1%. The $146,000 line of credit was extended until April, 1997. Further, at December 31, 1996, OCI had established an additional line of credit with a commercial bank that provided for borrowings up to $600,000. This line of credit was repaid in February 1997, and subsequently reissued for $500,000. This line of credit is personally guaranteed by two officers of the Company. Repayments of principal on these lines of credit are due as follows:

             Balance at
            December 31,      Principal        Periodic
                1996       Payment Due     Principal Due    Balance Due
              $96,092          Monthly         $ 4,056       April, 1997
              500,000         Quarterly         25,000       May, 1997
              600,000            ---               ---       February, 1997
              450,000            ---               ---       June, 1997

     At December 31, 1996, the Company had other outstanding term notes payable with varying terms and conditions in the total amount of $280,065.
The interest rates on these notes range from prime (8.25% at December 31, 1996) to prime plus 3%, with maturities dates between January 1996 and December 1998. A portion of these notes are collateralized by property, plant and equipment owned by the Company. The portion of the total notes payable that will become due within the next twelve months amounted to $50,624 at December 31, 1996.

     Financing of the Company's startup activities was provided by certain stockholders and a related corporation, primarily in the form of a Master Revolving Promissory Note and subordinated line of credit, in the amount of $1,500,000 and $200,000, respectively. These borrowings were repaid prior to December

31, 1995, and the facility is no longer available to the Company.

     The carrying value of the Notes and Lines of Credit approximated market value at December 31, 1996.

     Scheduled maturities of long-term obligations are as follows (in millions):


        1997               $3,216,904
        1998                  224,867
        1999                        0
        2000                2,845,000
           Total           $6,286,771

     See Note 12 for conversion of certain debt amounts subsequent to year end into common stock.

5.   STOCKHOLDERS' EQUITY

     The articles of incorporation provide for the issuance of 45,000,000 shares of $0.0001 par value Common Stock and 100,000 shares of $0.01 par value preferred stock. All of the preferred stock has been designated as Series A Convertible Preferred Stock by the Board of Directors.

  PREFERRED STOCK

     On August 3, 1995, the Company received subscriptions for 550 shares of Series A Convertible Preferred Stock at the rate of $3,636 per share, or gross proceeds of $1,999,800. Additionally, the subscribers to the Series A Convertible Preferred Stock were issued warrants to purchase a total of 854,231 shares of common stock at a price of $0.70 per share, exercisable for three years from the date of issuance of the warrants. The shares and warrants were issued to existing shareholders as well as other outside investors. On March 8, 1996, the Series A Preferred Stock was automatically converted into 2,847,412 shares of the Company's common stock.

  COMMON STOCK

        During 1996, the Company issued 303,428 shares of common stock at $0.70 per share, or $212,400. Additionally, the Company issued 25,586 shares of common stock at $2.65 per share, or $67,763, for services rendered. In addition, the Company issued 12,001,960 shares of common stock at $2 per share in connection with the acquisitions discussed in Note 3 during 1996. During 1995, the company issued 103,544 shares of common stock at $0.0966 per share, or $10,000, for services rendered.

  COMMON STOCK WARRANTS

     At December 31, 1996, the Company had outstanding warrants that gave the holders the right to purchase 1,905,631 shares of the Company's common stock at $0.70 per share, 20,000 shares at $4 per share, and 160,000 shares at $1 per share. Warrants of 1,726,000, 1,540,000 in connection with the Senior Subordinated Notes and 186,000 in connection with services rendered, were exercised in 1996 at a price per share of $0.70.

  OPTIONS AND WARRANTS FOR SERVICES PROVIDED

     During 1996, the Company granted the following options and warrants for services provided:

                 Number  Price Per Share
     Warrants    22,400    $0.70
     Options    142,464    $2.00-7.03

     The Company has assigned the fair market value to these options and warrants and has recorded a charge to expense of $208,456 during 1996.

6.   STOCK OPTION PLANS

  1995 OPTIONS

     During 1995, the Company granted 1,250,000 stock options to certain key employees and directors. The director shares were subsequently changed to be issued under the Nonemployee Director Stock Option Plan ("NEDSOP"). The exercise price of the stock options granted to the employees and directors is $0.70 per share, the estimated fair market value of the Company's common stock at the date of grant. Options generally vest ratably over five years and expire five years after becoming fully vested. As of December 31, 1996, 290,500 of the non-NEDSOP options were exercisable.

  1996 STOCK OPTION PLANS

     During 1996, the Company established three stock option plans:
Long-Term Stock Option Plan ("LTSOP"), the Incentive Stock Option Plan ("ISOP"), and the NEDSOP (collectively, the "1996 Plans"); 500,000 shares of Common Stock are authorized for issuance in each plan. Options are exercisable at the fair market value of the Common Stock (as determined by the Board of Directors) on the date of grant. Options generally vest ratably over five years (except the NEPSOP which vest over 4 years) and expire five years after becoming fully vested. The plans contain various provisions pertaining to accelerated vesting in the event of significant corporate changes. The following table summarizes the status of the 1996 Plans as of December 31, 1996:

                                       LTSOP          ISOP         NEDSOP
     Balance at December 31, 1995           0              0       300,000
     Granted                          300,002        226,000       100,000
     Forfeited                        (40,000)       (84,000)            0
     Exercised                              0              0             0
     Outstanding                      260,002        142,000       400,000
     Exercisable                            0          6,000       100,000

     In addition, the Company granted the following options outside of the above plans during 1996:

      Shares    Option Price  Vesting Period            Vesting Period
      250,000       $2.00       Four years    4 years from initial vesting date
      100,000       $2.50       Five years    5 years from initial vesting date
       80,000       $6.00       Three years   3 years from initial vesting date

       35,000       $2.50       Five years    5 years from initial vesting date

     The exercise price of the stock options granted to the employees is equal to the estimated fair market value of the Company's common stock at the date of grant; 185,000 of these options at a weighted average exercise price of $3.82 per share were forfeited during 1996.

  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

     The Company accounts for its stock-based compensation related to the Stock Option Plans under APB 25; accordingly, no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. For SFAS 123 pro forma purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                 1996       1995
                                 ----       ----
Risk-free interest rate          6.29%      5.53%
Expected dividend yield             0         0
Expected lives                 6.2 years  6.4 years
Expected volatility               64%        64%

     Using these assumptions, the fair value of the stock options granted in 1996 and 1995 is $440,891 and $930,924, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined consistent with the provisions of SFAS 123, the Company's net loss and pro forma net loss per share for 1996 and 1995 would have been as follows :

                               1996           1995
     Net loss:
        As reported        ($7,757,848)   ($1,523,924)
        Pro forma          ($8,188,359)   ($1,628,965)
     Net loss per share:
        As reported             ($0.51)        ($0.26)
        Pro forma               ($0.54)        ($0.28)

      There were no issues prior to January 1, 1995 and the resulting pro forma compensation cost may not be representative of that expected in future years.

     A summary of the status of the Company's Stock Plans at December 31, 1994, 1995, and 1996 and changes during the years ended December 31, 1995 and 1996 is presented in the following table:

                                                             Weighted
                                               Number of      Average
                                                 Shares    Exercise Price

    Outstanding at December 31, 1994                   0     $  0.00
     Granted                                   1,550,000        0.70
     Forfeited                                         0        0.00
     Exercised                                         0        0.00
     Outstanding at December 31, 1995          1,550,000     $  0.70
     Granted                                   1,091,002        2.79
     Forfeited                                 (309,000)        3.77
     Exercised                                         0        0.00

     Outstanding at December 31, 1996          2,332,002     $  1.27

     The following table summarizes, as of December 31, 1996, for the number of options outstanding, the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant:

                                                                  Weighted
                                                                   Average
                   Number of         Exercise     Weighted        Remaining
     Grant          Shares         Price Range  Average Price  Contractual Life
1996--Quarter 4     241,500        $2.00-3.75       $2.01           4.0 years
1996--Quarter 3     144,000        $4.75-6.00       $5.73           4.1 years
1996--Quarter 2     124,000        $3.00-6.00       $3.88           5.2 years
1996--Quarter 1     272,502        $0.70-2.50       $1.57           5.6 years
     1995         1,550,000        $0.70            $0.70           4.4 years

     Total stock options exercisable at December 31, 1996 were 390,500 at a weighted average exercise price of $0.70.

7.   INCOME TAXES

     The amount of loss before income taxes attributable to domestic and foreign operations is as follows for the years ended December 31, 1996 and 1995, the period from inception (January 24, 1994) to December 31, 1994, and the developmental stage:

                                              DEVELOPMENTAL
                   1996     1995     1994         STAGE
      Domestic      70%      38%        0           22%
      Foreign       30       62       100           78

     The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate:

                                        YEARS ENDED DECEMBER 31, DEVELOPMENTAL
                                         1996      1995    1994      STAGE

Statutory federal tax benefit            (34)%     (34)%   (34)%      (34)%
Increase (decrease) in tax benefit
 resulting from --
   State taxes, net of Federal benefit    (2)       (2)     (2)        (2)
   Valuation Allowance                    36        36      36         36
                                         ---       ---     ---        ---
Actual income tax benefit                  0%        0%      0%         0%
                                         ---       ---     ---        ---
                                         ---       ---     ---        ---

     The sources of differences between the financial accounting and tax bases of assets and liabilities which gave rise to the net deferred tax asset are as follows:

                                             December 31,      December 31,
                                                 1996              1995
                                             ------------------------------
  Deferred assets:
         Net operating loss carryforwards     $2,916,000       $  540,486
         Unearned Revenue                        660,000                0
         Start Up Costs Capitalized              132,000           80,461

         Intangible amortization                  46,000                0
                                             -----------       ----------
                                               3,754,000          620,947
                                             -----------       ----------
  Deferred liabilities
        Depreciation                            (441,000)        (53,502)
                                             -----------       ----------

  Net Deferred Tax Asset Before Valuation
  Allowance                                    3,313,000         567,445
  Valuation Allowance                         (3,313,000)       (567,445)
                                             -----------       ----------
  Net Deferred Tax Asset                     $         0       $       0
                                             -----------       ----------
                                             -----------       ----------

     The Tax Reform Act of 1986 provided for certain limitations on the utilization of net operating loss carryforwards ("NOLs") if certain events occur, such as a 50% change in ownership. The reverse merger in 1995 and the 1996 acquisitions were such events and, accordingly, the Company's ability to utilize the carryforwards is limited. Also, the ("NOLs") carryforwards used to affect any taxes calculated as alternative minimum tax could be significantly less than the regular tax net operating loss carryforwards. Further, each of the companies acquired in 1996 had available ("NOLs") that the Company acquired and will be able to utilized subject to the aforementioned limitations. The ("NOLs") carryforwards ("NOLs") will be utilized to offset taxable income generated in future years, subject to the applicable limitations and their expiration between 2006 and 2011. Since it currently cannot be determined that it is not more likely than not that the net deferred tax assets resulting from the NOLs will be realized, a valuation allowance has been provided in the accompanying consolidated financial statements.

8.   COMMITMENTS AND CONTINGENCIES

  LEASES

     Lease expenses relate to the lease of office space and include leases with affiliates (Note a). Rents charged to expense were approximately $312,000, $66,000, $17,000, and $122,000 for the years ended December 31, 1996 and 1995, the Inception Period, and the Developmental Stage, respectively.

     At December 31, 1996, future minimum lease payments under noncancelable operating leases with initial remaining terms of more than one year are as follows:

             1997         $ 437,226
             1998           437,226
             1999           403,752
             2000           282,003
             2001            58,800
                         ----------
                Total    $1,619,007
                         ----------
                         ----------

     See Note 12 for discussion of a sublease of one of the Company's office spaces.

  LITIGATION

     The Company is subject to litigation related to matters arising in the normal course of business. Management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the results of operations or liquidity.

10.  TRANSACTIONS WITH AFFILIATES

     The Company has a consulting agreement with Charter Trading Corporation ("CTC"), an unaffiliated company whose president and principal stockholder is a former director. The Company compensates CTC $100,000 per annum for consulting services. The Company has a similar arrangement with Potere Management, Inc., of which the Company's Chief Executive Officer and member of the Board of Directors is President and controlling shareholder. The Company has accrued approximately $63,000 related to this arrangement, which is payable on demand.

     Prior to 1996, CTC also performed certain accounting, administrative, and on-site operating services for Charter Panama for which it received $72,000 in 1995 pursuant to a month-to-month agreement. The Company also subleased office space from CTC for $2,000 per month during 1996 and 1995.

     The Company leases office space from a company whose only shareholder is a former officer of the Company and a member of the Board of Directors. The Company has a five year lease agreement with monthly payments of $9,800.
This individual also owned in excess of 90% of the capital stock of PDS at the time of the acquisition of PDS by the Company and was a member of the board of directors and an officer of the Company. This individual also owned 10% of PDN at the time of its acquisition by the Company.

     The Chairman of the Company's Board of Directors and the Company's Chief Financial Officer were significant shareholders, officers, and directors of OCI at the time of its acquisition by the Company. Further, the OCI's Chairman of the Board of Directors was on the Company's board of the directors at the time of the acquisition. These individuals were both serving as directors of the Company at the time of the acquisition of Worldlink, of which they were also significant shareholders.

     As discussed in Note 4, the Company's lines of credit have been guaranteed by the Aurum Group Limited Partnership ("Aurum") and the Chairman of the Company's Board of Directors and its Chief Financial Officer. 100,000, 30,000, and 30,000 warrants to purchase shares of Common Stock at $1 per share have been granted to this group and individuals, respectively. The Company's Chief Executive Officer and member of the Board of Directors controls Aurum, a significant stockholder and debt holder of the Company.

     Accounts payable--affiliate represents payables to CTC and officers for services and advances.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table summarizes the Company's quarterly results of operations for 1996 and 1995:


    1996 Quarters        FIRST        SECOND          THIRD        FOURTH
 Revenues               $ 431,722   $ 2,282,705    $ 2,589,805    $ 2,927,370
 Operating Loss          (676,855)     (994,760)    (1,742,629)    (3,874,306)
 Net Loss                (707,652)   (1,103,575)    (1,874,750)    (4,071,871)
 Net Loss Per Share        ($0.09)       ($0.09)        ($0.12)        ($0.27)

    1995 Quarters
 Revenues               $  10,156   $    30,126    $    29,098    $    53,595
 Operating Loss          (142,184)     (286,493)      (289,796)      (711,793)
 Net Loss                (162,341)     (334,225)      (314,806)      (712,752)
 Net Loss Per Share        ($0.03)       ($0.06)        ($0.05)        ($0.12)


11.  SUBSEQUENT EVENTS

     Subsequent to year end, the Company completed a private placement offering of its $0.00001 par value common stock. The Company issued 8,008,998 shares at $1 per share as follows:

     Common stock sold for cash                             $  5,426,665
     Senior subordinated debt converted to common stock        2,175,000
     Loans from shareholders converted to common stock           324,000
     Accrued liabilities converted to common stock                50,000
     Accounts payable converted to common stock                   33,333
         Total                                              $  8,008,998

     All conversions of stock for liabilities were the rate of $1 of the related liability to $1 of common stock.

     The following summary pro forma balance sheet information gives effect to the private placement as if it had occurred on December 31, 1996:

                                    As Reported        Pro Forma
                                   ------------      -------------
     Current Assets                $  3,021,620      $   8,448,285
     Total Assets                    34,791,603         40,218,268
     Current Liabilities             13,375,567         12,968,234
     Long-term Liabilities            2,743,293            568,293
     Common Stock                           242              1,043
     Additional Paid-in-Capital      28,302,025         36,310,222
     Total Equity                    18,672,744         26,681,742

     In conjunction with the private placement, a few major shareholders returned 2,500,000 shares of their shares, including 1,516,964 to be held to extinguish potential guaranties in conjunction with the OCI and Worldlink acquisitions, to the Company for no consideration and such shares were retired.

     The Company entered into a one year agreement with a long-distance provider with a minimum commitment of $100,000 per month.

     100,000 options at an exercise price of $2 per share, equal to the fair market value on the date of grant, have been granted to a new member of the Company's Board of Directors under the NEDSOP.

     Subsequent to year end, the Company entered into an agreement to sublease the office space formerly utilized by Worldlink, at a price equal to the scheduled lease payments exclusive of the escalation provisions of the original lease. The current lease payment is $8,369 per month.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of CHARTER COMMUNICATIONS INTERNATIONAL, INC. and its subsidiaries as of and for the year ended December 31, 1996 included in this Form 10-KSB and have issued our report thereon dated March 31, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management, and is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 28, 1997

       CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


              Column A                         Column B            Column C            Column D             Column E
--------------------------------------         ----------         ---------           ----------           ----------
                                               Balance at                             Write-offs,          Balance at
                                               Beginning                                Net of               End of
           Classification                      of Period          Additions           Recoveries             Period
--------------------------------------         ---------          ---------           ----------           ----------
For the Year Ended December 31, 1996
Allowance for Doubtful Accounts                  3,762            1,040,275            (609,037)             435,000
Allowance for Obsolete Inventory                     0               70,000                   0               70,000
                                                 -----            ---------            --------              -------
                                                 3,762            1,110,275            (609,037)             505,000
                                                 -----            ---------            --------              -------
                                                 -----            ---------            --------              -------
For the Year Ended December 31, 1995
Allowance for Doubtful Accounts                      0                3,762                   0                3,762
Allowance for Obsolete Inventory                     0                    0                   0                    0
                                                 -----            ---------            --------              -------
                                                     0                3,762                   0                3,762
                                                 -----            ---------            --------              -------
                                                 -----            ---------            --------              -------
For the Year Ended December 31, 1994
Allowance for Doubtful Accounts                      0                    0                   0                    0
Allowance for Obsolete Inventory                     0                    0                   0                    0
                                                 -----            ---------            --------              -------
                                                     0                    0                   0                    0
                                                 -----            ---------            --------              -------
                                                 -----            ---------            --------              -------