Form 10KSB/A
period 1996-12-31
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1997-04-30
CIK 842305

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

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
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

     17100 EL CAMINO REAL
        HOUSTON, TEXAS                                    77058
(Address of Principal Executive Offices)                (Zip Code)

                                  713-486-8337
                (Issuer's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Exchange Act:   None



                                               Name of Each Exchange
          Title of Each Class                   on Which Registered
          -------------------                   -------------------

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
Yes  X  No    .
    ---    ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB    .
                                     ---



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

This Form 10-KSB/A amends the Form 10-KSB filed with the Commission on April 2, 1997, to add the information required in Items 9-12 of Part III thereof.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table lists the name and age of each director and executive officer of the Company, as well as those persons expected to make a significant contribution to the Company during 1997. Each director has been elected to serve until the next annual meeting of stockholders.



Name                  Age    Position
----                  ---    --------
David G. Olson        45     Director, Chief Executive Officer, President
Patrick E. Delaney    43     Director, Chief Financial Officer
Stephen L. Schilling  33     Chief Operating Officer
Anna Sterling         42     Corporate Secretary, Vice President of Operations
William C. Comee      57     Vice President International Markets and Former
                             Director
William P. O'Reilly   51     Director
Stephen E. Raville    49     Chairman of the Board
Robert E. Conn        70     Director
F. Scott Yeager       45     Director
Gerald F. Schmidt     56     Director

     DAVID G. OLSON. Mr. Olson has been a director and Chief Executive Officer since September 21, 1995 and President since March 27, 1997. Mr. Olson has an extensive background in the telecommunications industry. During 1993 and 1994, he served as a consultant to IDB Communications Group, Inc. ("IDB"), a full service provider of international telecommunication services and specialized broadcasting services. Prior to that time, Mr. Olson was Chief Executive Officer of WorldCom, an international telecommunication company that subsequently became part of IDB. Previous to that relationship, he was the founder, Chairman of the Board, President, and Chief Executive Officer of STARS Satellite Transmission and Reception Specialists ("STARS"), STARS de Mexico, and the Houston International Teleport. STARS provided a full range of worldwide satellite telecommunication services with offices in Houston, New York, Los Angeles, and Mexico City.


     PATRICK E. DELANEY. Mr. Delaney has been a director since September 12, 1996. Mr. Delaney has over twenty years of diverse business management experience in such industries as chemical engineering, insurance and telecommunications. As chief financial officer of Advanced Telecommunications Corporation ("ATC"), Mr. Delaney was instrumental in growing ATC's annual revenues from $50,000,000 to $500,000,000 in less than six years. Mr. Delaney's other key responsibilities at ATC included directing mergers and acquisitions activities which resulted in over fifteen transactions, as well as placing financing in excess of $250,000,000 in debt and equity. During 1993-

1994, Mr. Delaney served as a board member and chief financial officer for RealCom, Inc., the second largest shared tenant services company in the country until its acquisition by MFS Communications.

     STEPHEN L. SCHILLING. Mr. Schilling joined the Company as Chief Operating Officer on December 1, 1996. Mr. Schilling has over 11 years of experience in the telecommunications industry. Most recently, Mr. Schilling was Senior Vice President of Business Development and Operations for GE Capital-ResCom (GECR) where, in addition to general operating responsibilities, he oversaw strategic development in the areas of product development, technology direction, and internal process engineering. While at GECR Mr. Schilling also established several strategic business relationships with various Bell organizations. Previously, Mr. Schilling had been with MFS/RealCom, where he held several positions, most recently as Division Vice President/General Manager. In that position, he was responsible for overall growth and direction of MFS/RealCom's South Division including sales, marketing, operations and business development. Prior to MFS/RealCom Mr. Schilling held various positions at National Data Corporation and US Sprint Communications, Inc.

     ANNA STERLING. Anna Sterling is Vice President of Operations and Corporate Secretary. Ms. Sterling has served as Corporate Secretary of Charter since February 1995. From October 1986 through September 1992, Ms. Sterling held a number of sales and marketing positions with STARS and served as Director of Corporate Relations for both WorldCom and STARS. From October 1992 to March 1993, Ms. Sterling was Corporate Customer Relations Manager for Kent Electronics at its Houston, Texas corporate headquarters. In 1993 she joined Potere Management, Inc. managing private investments concentrating in the high technology arena.

     WILLIAM C. COMEE. Mr. Comee served as a director from September 21, 1995, until his resignation on February 28, 1997. Prior to his election as Vice President of International Markets on March 27, 1997, Mr. Comee served the Company in a consulting capacity. Mr. Comee was primarily responsible for obtaining the Company's agreement with INTEL, the Panamanian telephone company. Additionally, Mr. Comee is the founder and President of Charter Trading Corporation ("CTC"), which has extensive experience in operating U.S. Government and commercial communication systems overseas. Mr. Comee retired from the U.S. Army as a Colonel in May 1987. He was Director of Operations, U.S. SouthCom, and responsible for all U.S. Military activities in Latin America. He also served as Commander of all U.S. Operational Forces in Central America. CTC currently provides operation and maintenance services for the U.S. Government Central American Regional Communications Systems. Additionally, CTC is employed by the U.S. Government in several classified contracts.

     WILLIAM P. O'REILLY. Mr. O'Reilly has been a director since December 14, 1995. Mr. O'Reilly has over 20 years experience in the telecommunication industry and has initiated several successful business ventures. In 1981, he was the founder and Chief Executive Officer of Lexitel Corporation which is currently part of ALC Communications, Inc. Mr. O'Reilly was also a founder and Chief Executive Officer of Digital Signal, a leading provider of low-cost fiber optic capacity to long distance carriers. In 1989, he acquired Military Communications Corporation ("MCC"). MCC provides international public switched network services via phone centers to the U.S. military worldwide. Mr. O'Reilly recently sold MCC to LDDS.


     STEPHEN E. RAVILLE. Mr. Raville has been a director of the Company since December 14, 1995, and has been Chairman since January 28, 1997. Mr. Raville is President of First Southeastern Corp., a private investment company. First Southeastern Corp. was formed shortly after Mr. Raville's departure from Advanced Telecommunications Corporation ("ATC") where he served as Chairman of the Board and Chief Executive Officer. Prior to the merger of ATC and Atlanta based TA Communications, Mr. Raville served as president of TA Communications. Additionally, he was a partner in the Atlanta law firm of

Hurt, Richardson, Garner Todd & Cadenhead. Mr. Raville currently serves on the board of World Access, Inc., and numerous private concerns.


     ROBERT E. CONN. Mr. Conn has been a director since December 14, 1995. Mr. Conn has been the Senior Telecommunications Counsel at Shaw, Pittman, Potts and Trowbridge in Washington, D.C. since 1984. Formerly, he held senior level legal and business executive positions with MCI, and with WUI before it became an MCI subsidiary. Mr. Conn's principal activities at Shaw Pittman have been in international communications. He has represented major U.S. international carriers, as well as the corporate users of their services, before the FCC and other Federal and State administrative, executive, legislative, and judicial agencies. He has also advised clients in their relations with major telecommunications organizations, including the I.T.U., Intelsat, Inmarsat, and foreign telecommunications regulatory and service-providing bodies. Mr. Conn was a member of the Board of Directors of STARS, of WorldCom before it became part of IDB and later LDDS WorldCom, and of WUI.


     F. SCOTT YEAGER. Mr. Yeager has been a director since February 26, 1996. Mr. Yeager has extensive experience in the communications industry and has founded both Network Communications Inc., a company created to install, own and operate a fiber optic network in Houston, Texas to compete with Southwestern Bell Telephone Company, and YSA Inc., a systems integrator of fiber optic components, including cable connectors, test equipment and multiplexers. In 1989, following the purchase of Network Communications Inc., by MFS, Mr. Yeager became City Director of MFS of Houston, Inc. In 1991, he developed the concept of high speed Data-networking over the MFS fiber infrastructure. In 1992, he became Vice President of Sales and Distribution of MFS Datanet, Inc., where he developed the sales organization and marketing approach of MFS Datanet. Mr. Yeager currently serves as Vice President of Business Development of MFS Global Services, Inc.

     GERALD F. SCHMIDT. Mr. Schmidt joined the Company as a director on February 28, 1997. Mr. Schmidt is Chairman, a director and a shareholder of Cordova Technologies, Inc. As Chairman, he is responsible for the major policy decisions of the General Partner and the Partnership. Mr. Schmidt is a co-founder of Cordova Capital and also President of Cordova Capital Inc. and Cordova Capital II, Inc., and is a shareholder and member of the Board of Directors of each. A major portion of his career was spent with Jostens, Inc., a publicly-traded NYSE company on the Standard & Poor's 500, based in Minneapolis and involved in the manufacturing and sale of motivation and recognition products to educational institutions and companies. While there, he was responsible for $170 million in sales through more than 500 independent sales representatives and led a sales and design team that won the opportunity to produce the gold, silver and bronze medals for the games of the XXIII Olympiad held in Los Angeles. Upon leaving Jostens in 1984, he spent five years as senior vice president of O'Neill Developments, Inc., a privately-held merchant developer of real estate properties headquartered in Atlanta, Mr. Schmidt left in 1988 to join Manderson & Associates, where Cordova Capital was founded. Mr. Schmidt serves on the Board of Directors of USBA Holdings, Ltd., a financial services company providing products and services to banks, Investors Financial Group, Inc., a full service broker-dealer, and Premis Corporation, a publicly traded NASDAQ company that designs, develops and markets software systems for point of sale.

SECTION 16 COMPLIANCE.

     The Company filed to register its Common Stock under Section 12(g) of the Exchange Act on June 11, 1996 which registration became effective 60 days after such filing. To the knowledge of the Company, the following persons have filed late reports pursuant to Section 16 relating to their beneficial ownership of securities of the Company:


     On February 11, 1997, The Aurum Group Limited Partnership ("AURUM") and David G. Olson (who may be deemed the beneficial owner of the Common Stock of the Company held by Aurum) filed

Forms 4 relating to the contribution to the Company for no consideration of 210,692 shares of Common Stock on January 28, 1997. Forms 4 were filed by Olson and Aurum on March 17, 1997, reporting a gift of 20,000 shares of Common Stock by Aurum which had occurred on January 3, 1997.


     On November 12, 1996, Patrick E. Delaney filed a Form 4 reporting the acquisition of 109,251 shares of Common Stock of the Company which had occurred on October 1, 1996. Mr. Delaney also filed a Form 4 on February 11, 1997, which reported his contribution to the Company for no consideration of 754,276 shares of Common Stock on January 28, 1997.


     On February 11, 1997, William C. Comee filed a Form 4 reporting his contribution to the Company for no consideration of 454,265 shares of Common Stock of the Company on January 28, 1997.

     On February 13, 1997, Stephen E. Raville filed a Form 4 reporting his contribution to the Company for no consideration of 649,205 shares of Common Stock of the Company and the acquisition of a total of 674,000 shares of Common Stock on January 28, 1997. On November 12, 1996, Mr. Raville filed a Form 4 reporting the acquisition of 218,503 shares of Common Stock of the Company on October 1, 1996.

     On March 27, 1997, a Form 4 was filed by William P. O'Reilly in connection with his exercise of a derivative security pursuant to which he acquired 80,000 shares of Common Stock of the Company. The exercise occurred on September 10, 1996.


     On February 28, 1997, Gerald F. Schmidt was elected to the Board of Directors of the Company. To the Company's knowledge, Mr. Schmidt has not yet filed a Form 3.

ITEM 10.  EXECUTIVE COMPENSATION.


     The following table summarizes the compensation paid by the Company to its Chief Executive Officer and all the executive officers of the Company whose salary and bonus from the Company for services rendered during 1996 exceeded $100,000. Information is not included for any persons not serving as an executive officer of the Company as of December 31, 1996. Prior year information is included only for 1995, as for the year prior to such time executive officers and directors of the Company did not receive compensation.

                           SUMMARY COMPENSATION TABLE

                                         Annual Compensation              Long-Term Compensation
                                    -----------------------------    -----------------------------------
                                                                           Awards                Payouts
                                                                     -----------------------     -------
                                                                     Restricted   Securities
Name and Principal                                   Other Annual       Stock     Underlying      LTIP
    Position                Year    Salary   Bonus   Compensation      Awards(s)  Options/SARs   Payouts
    --------                ---     ------   -----   ------------      ---------  ------------   -------
David G. Olson              1996   $100,000(4)                                                        --
  Chief Executive           1995   $100,000(4)                                                        --
  Officer

Roan L. Scraper             1995   $ 96,154                                                           --
  President(1)              1996   $ 75,000            $25,000                      20,000(5)         --

Billie C. Holbert, Jr.(2)   1995         --                                                           --
  Vice President            1996   $100,000(3)                                                        --
  Operations

-----------------------------------
(1)  Resigned March 27, 1997.
(2)  Resigned January 17, 1997.
(3) During 1996 Mr. Holbert also received compensation from Phoenix Data Systems, Inc., prior to its acquisition by the Company.
(4) Potere Management, Inc., a corporation affiliated with Mr. Olson, entered into a consulting agreement with the Company in January 1994 under which the Company is obligated to pay $100,000 per annum. The agreement runs through December 31, 1997.
(5) Mr. Scraper elected to purchase in December 1995, a promissory note in the amount of $25,000, with associated warrant for 20,000 shares at an exercise price of $0.70 in the offering that was then being engaged in by the Company. The Company agreed that a portion of Mr. Scraper's salary could be used to purchase the note and warrant, as reflected in the above table.

No options were granted to the named executives as compensation, however, Aurum and Potere (entities affiliated with Mr. Olson) received options as disclosed in Item 12 hereof. Aurum and Potere exercised options/warrants for 160,000 shares during 1996 at an exercise price of $.70 per share. The aggregate value of such shares was $260,000 as of December 31, 1996. Aurum and Potere continued to hold options/warrants for 308,721 shares at an exercise price ranging from $.70 to $2.00 per share and an aggregate value at December 31, 1996 of $501,671.

     The Company has adopted a 1996 Nonemployee Director Stock Option Plan pursuant to which 500,000 shares of the Company's Common Stock have been reserved for issuance to Nonemployee directors of the Company. Options are granted with an exercise price at fair market value on the date of grant, are exercisable upon the one year anniversary of the date of grant and expire upon the earliest to occur of (i) ten years after the date of grant, (ii) one year after the recipient ceases to be a director of the Company by reason of death or disability, or (iii) three months after the recipient ceases to be a director of the Company for any reason other than death or disability. To date, the Company has granted options to purchase 100,000 shares under the plan to each of the following persons: Robert E. Conn, Stephen E. Raville, William P. O'Reilly, F. Scott Yeager and Jerry Schmidt. The options vest in 25,000 share increments on each one year anniversary date of election to the board of directors. The first installment on options granted to Messrs. Conn, Raville and O'Reilly vested on December 14, 1996; the first installment for Mr. Yeager vested on March 18, 1997; and the first to Mr. Schmidt will vest on February 28, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 1997, information regarding the ownership of Common Stock of the Company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of
1934) known by the Company to own beneficially more than 5% of the Common Stock;
(ii) each director of the Company, (iii) each of the named executive officers and (iv) all officers and directors of the Company as a group.

                                                   March 25, 1996
                                                   --------------
Beneficial Owners                              Number         % of Total
-----------------                              ------         ----------
DIRECTORS AND EXECUTIVE OFFICERS
William C. Comee                            1,275,835(1)         4.2%
Robert E. Conn                                118,188(2)           *
Patrick E. Delaney                          2,824,073(3)         9.3%
William P. O'Reilly                           645,056(4)         2.1%
David G. Olson                                  (5)               (5)
F. Scott Yeager                               205,000(6)           *
Stephen E. Raville                          3,083,430(7)        10.2%
Gerald F. Schmidt                                0                 *
5% STOCKHOLDERS
The Aurum Group
  Limited Partnership                       1,535,535(8)         5.1%
EXECUTIVE OFFICERS AND
  DIRECTORS AS A GROUP:                     9,687,117           32.1%

--------------------------------
(1) Includes 400,000 shares owned by spouse and 10,000 owned by child, the ownership of which is disclaimed, and warrants to purchase 20,709 shares at $0.70 per share and 32,000 shares at $0.70-$2.50 per share.
(2) Includes the vested portion of Nonemployee Director option of 25,000 shares at $0.70 per share, and warrants to purchase 20,709 shares at $0.70 per share.
(3) Includes 151,933 shares owned by Taracon, Inc., a corporation affiliated with Mr. Delaney; 45,423 shares owned by family members, the ownership which is disclaimed; and warrants to purchase 30,000 shares at $1.00 per share.
(4) Includes the vested portion of Nonemployee Director option shares at $0.70, and warrants to purchase 103,543 shares at $0.70 per share.
(5) Mr. Olson may be deemed the beneficial owner of the shares owned by The Aurum Group Limited Partnership and Potere Management, Inc., which holds an option to purchase 50,000 shares at $2.00 per share.
(6) Includes shares owned by minor children, the ownership of which is disclaimed, and the vested portion of Nonemployee Director option of 25,000 shares at $0.70 per share.
(7) Includes 218,503 shares owned by First Southeastern, Inc., a corporation affiliated with Mr. Raville; warrants to purchase 103,543 shares at $0.70 per share; the vested portion Nonemployee Director option of 25,000 shares at $0.70 per share; and warrants to purchase 30,000 shares at $1.00 per share.
(8) Includes options to purchase 50,000 shares at $0.70 per share and warrants to purchase 108,721 shares at $0.70 per share.
     *  Less than 1%.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has a Consulting Agreement with Charter Trading Corporation ("CTC"), a company of which William C. Comee is President and principal stockholder, pursuant to which the Company pays CTC the sum of $100,000 annually for consulting services, including the services of Mr. Comee. Mr. Comee is an officer of the Company. The Company has a similar agreement with Potere Management, Inc. ("POTERE") of which David G. Olson, the Chief Executive Officer, President and a director of the Company, is President. Each agreement runs through December 31, 1997. During 1996, CTC was paid $60,000 under such agreement and received a $40,000 promissory note and warrants to purchase
32,000 shares of Common Stock at $.70 as part of the Company's private placement of notes and warrants. Potere's compensation is described in note 4 of the Summary Compensation Table set forth in Item 10.

     CTC performs certain accounting, administrative and on-site operating services for Charter Panama for which it received $145,000 during 1996, pursuant to a month-to-month agreement. During 1996, the Company also sublet approximately 2,000 square feet of office space at 11200 Westheimer, Suite 615, Houston, Texas 77042, from CTC pursuant to a month-to-month lease arrangement for $2,000 per month.

The sublease terminated on March 31, 1996, and a total of $6,011 was paid to CTC in rent.

     The Company leases approximately 10,000 square feet of office space at 17100 El Camino Real, Houston, Texas 77058, from Fentress Investments, Inc., a company of which Mr. Holbert, a former director and officer of the Company, is the sole shareholder. SEE ITEM 2 FOR MORE INFORMATION.

     In consideration for personal guaranties issued by Aurum, Stephen E. Raville and Patrick E. Delaney for certain of the Company's bank debt, each received options to purchase Common Stock of the Company. Aurum received an option to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share. Messrs. Raville and Delaney each received an option to purchase 30,000 shares of Common Stock at an exercise price of $1.00 per share. Each option is exercisable for five years from the date of grant (February 28, 1997) and contains other customary terms and provisions.

     At the time of the acquisition of PDS by the Company, Mr. Holbert owned in excess of ninety percent (90%) of the stock of PDS and was a member of the board of directors and was an officer of the Company. The Company purchased PDS for 1,000,000 shares of the Common Stock. In addition, Mr. Holbert owned ten percent (10%) of the stock of PDN, which was purchased by the Company for 150,000 shares of the Company's Common Stock. In connection with the acquisition of PDS, the Company granted piggyback registration rights to the former stockholders of PDS covering 1,000,000 shares of Common Stock in the aggregate, including shares owned by Mr. Holbert as a result of the acquisition of PDS and PDN.

     At the time of the acquisition of OCI by the Company, Stephen E. Raville was a member of the board of directors of the Company and, with Patrick E. Delaney, a significant stockholder, executive officer and director of OCI. Messrs. Raville and Delaney were both serving as directors of the Company at the time the Company acquired WorldLink, of which they were also significant stockholders. The consideration paid to the former stockholders of OCI consisted of 8,999,960 shares of Common Stock of the Company, while that paid to the former stockholders of WorldLink consisted of 1,850,000 shares of Common Stock of the Company. Of the shares issued in the OCI and WorldLink transactions, Mr. Raville (or entities affiliated with Mr. Raville) received 2,509,987 shares and 218,503 shares respectively. Of the shares issued in the WorldLink transaction, Mr. Delaney (or entities affiliated with Mr. Delaney) received 109,251 shares.

     In connection with the acquisition of OCI and WorldLink, the Company granted demand registration rights covering shares of Common Stock held by Messrs. Raville and Delaney and shares of Common Stock owned by Aurum. The agreement provides that the Company will register such Common Stock upon demand, which may be made at any time after Rule 144 becomes available for the sale of shares acquired in September 1995.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CHARTER COMMUNICATIONS INTERNATIONAL, INC.


     /s/ DAVID G. OLSON
By: -------------------------------------------------     Date: April 30, 1997
    DAVID G. OLSON, CHIEF EXECUTIVE OFFICER/PRESIDENT