Form 10QSB
period 1997-03-31
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1997-05-15
CIK 842305

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

|_| Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to _____________

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

         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                             March 31,                   December 31,
                                                               1997                         1996
                                                         -----------------            -----------------
CURRENT ASSETS:
Cash and cash equivalents                                   $     441,998                $     320,252
Accounts receivable, net of allowance for
doubtful accounts of $476,421 and $435,000                      2,138,078                    1,675,939
Accounts receivable--affilliate                                   396,914                      385,951
Inventory                                                         349,163                      307,940
Prepaid expenses and other                                        363,218                      331,538
                                                         -----------------            -----------------

       Total current assets                                     3,689,371                    3,021,620
                                                         -----------------            -----------------

PROPERTY AND EQUIPMENT, at cost:

Equipment and machinery                                         4,563,663                    4,345,137
Earth station facility                                            618,497                      618,497
Software                                                          692,379                      664,486
Furniture and fixtures                                            294,344                      297,329
Other                                                             503,866                      240,714
                                                         -----------------            -----------------

                                                                6,672,749                    6,166,163
Accumulated depreciation and amortization                      (1,115,705)                    (791,892)
                                                         -----------------            -----------------
       Property and equipment, net                              5,557,044                    5,374,271
                                                         -----------------            -----------------

OTHER ASSETS:

Goodwill, net of accumulated amortization
of $551,551 and $378,895                                       19,028,825                   22,077,423
Acquired customer bases, net of accumulated
amortization of $344,884 and $261,151                           1,610,413                    1,867,117
Other intangibles, net of accumulated
amortization of $275,564 and $186,888                           1,934,772                    2,369,390

Other                                                             321,842                       81,783
                                                         -----------------            -----------------

       Total other assets                                      22,895,852                   26,395,713
                                                         -----------------            -----------------

       TOTAL ASSETS                                         $  32,142,267                $  34,791,604
                                                         =================            =================


            The accompanying Condensed Notes to Financial Statements
                  are an integral part of these balance sheets.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                             March 31,                   December 31,
                                                               1997                          1996
                                                         -----------------            -----------------
CURRENT LIABILITIES:
Current portion of notes payable                           $       48,311               $       50,264
Lines of credit                                                 1,546,092                    1,646,092
Loans from shareholders                                           461,046                    1,520,548
Accounts payable                                                5,775,896                    7,234,129
Accounts payable-- affiliate                                      121,152                      222,999
Accrued liabilities                                               849,614                      870,801
Unearned revenues                                               1,775,878                    1,830,731
                                                         -----------------            -----------------
       Total current liabilities                               10,577,989                   13,375,564
                                                         -----------------            -----------------
LONG TERM LIABILITIES:
Senior subordinated notes                                         640,278                    2,513,492
Notes payable                                                     223,135                      229,801
                                                         -----------------            -----------------
       Total long term liabilities                                863,413                    2,743,293
                                                         -----------------            -----------------


STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value; 45,000,000
shares authorized; 30,187,191 and 24,202,779
shares outstanding at March 31, 1997 and
December 31, 1996, respectively                                       301                          242
Additional paid-in-capital                                     32,870,705                   28,302,025
Accumulated deficit during developmental stage                 (2,579,324)                  (2,579,324)
Accumulated deficit subsequent to developmental
stage                                                          (9,590,817)                  (7,050,196)
                                                         -----------------            -----------------
Total stockholders equity                                      20,700,865                   18,672,747
                                                         -----------------            -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   32,142,267               $   34,791,604
                                                         =================            =================


            The accompanying Condensed Notes to Financial Statements
                  are an integral part of these balance sheets.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                          Three Months                  Three Months
                                                              Ended                         Ended
                                                         March 31, 1997                March 31, 1996
                                                         -----------------            -----------------
REVENUES:
       Communications services                             $   1,735,638                $       57,843
       Hardware and software                                     169,479                        50,030
       Internet connection services                              667,595                       323,849
       Network services                                          176,643                             -
                                                        -----------------             -----------------
       Total Revenues                                          2,749,355                       431,722
                                                        -----------------             -----------------

COSTS AND EXPENSES:
       Cost of services                                        2,154,123                       219,685
       Cost of hardware and software                             140,994                        37,205
       Selling, general, and administrative                    1,930,978                       757,735
       Depreciation and amortization                             680,107                        93,952
                                                        -----------------             -----------------
       Total costs and expenses                                4,906,202                     1,108,577
                                                        -----------------             -----------------

OPERATING LOSS                                                (2,156,847)                     (676,855)
                                                        -----------------             -----------------
MINORITY INTEREST                                                      -                        12,783
INTEREST EXPENSE, NET                                           (141,989)                      (43,580)
LOSS ON EXTINGUISHMENT OF DEBT                                  (241,785)                            -

NET LOSS BEFORE INCOME TAXES                                  (2,540,621)                     (707,652)
INCOME TAX BENEFIT                                                     -                             -
                                                        -----------------             -----------------

NET LOSS                                                   $  (2,540,621)               $     (707,652)
                                                        =================             =================

NET LOSS PER SHARE                                         $       (0.09)               $        (0.09)
                                                        =================             =================
SHARES USED IN COMPUTING
NET LOSS PER SHARE                                            27,836,826                     8,282,932
                                                        =================             =================


            The accompanying Condensed Notes to Financial Statements
                   are an integral part of these statements.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                          Three Months              Three Months
                                                              Ended                     Ended
                                                          March 31, 1997           March 31, 1996
                                                         ----------------         ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $ (2,540,621)             $  (707,652)
   Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                              680,107                   93,952
      Noncash consulting and service expenses                          -                   20,597
      Bad debt expense                                            52,888                        -
      Amortization of discounts on senior
         subordinated notes                                        7,458                      914
      Loss on extinguishment of debt                             241,785                        -
      Changes in current assets and current liabilities:
         Accounts receivable, net                               (462,139)                 (55,024)
         Accounts receivable-- affiliate                         (10,963)                  18,236
         Inventory                                               (41,223)                 (42,399)
         Prepaid expenses                                        (31,680)                (206,153)
         Other assets                                           (240,059)                 (46,744)
         Accounts payable and accrued liabilities             (1,479,420)                 289,012
         Accounts payable-- affiliate                           (101,847)                (129,167)
         Unearned revenue                                        (54,853)                  38,299
                                                         ----------------         ----------------
              Total Adjustments                               (1,439,946)                 (18,477)
                                                         ----------------         ----------------
              Net cash used in operating activities           (3,980,567)                (726,129)
                                                         ----------------         ----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (506,586)                (847,954)
   Acquisition of subsidiary                                           -                 (457,902)
                                                         ----------------         ----------------
              Net cash used in investing activities             (506,586)              (1,305,856)
                                                         ----------------         ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                     4,842,518                  423,319
    Proceeds from issuance of stock warrants                           -                  265,306
    Proceeds from senior subordinated notes                            -                1,754,694
    Repayment on line of credit, net                            (100,000)                  (8,111)
    Repayment of loans from shareholders                        (125,000)                       -
    Repayment of notes payable                                    (8,619)                       -
    Proceeds from sale and leaseback transactions                      -                  208,000
                                                          ---------------          ---------------
              Net cash provided by financing activities        4,608,899                2,643,208
                                                          ---------------          ---------------

 INCREASE IN CASH AND CASH EQUIVALENTS                           121,746                  611,223
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                             320,252                   43,841
                                                          ===============          ===============
 CASH AT END OF PERIOD                                      $    441,998              $   655,064
                                                          ===============          ===============

Supplemental Non-Cash Disclosures:

Interest Paid                                               $     48,391               $    5,387
Taxes Paid                                                             -                        -

            The accompanying Condensed Notes to Financial Statements
                   are an integral part of these statements.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Item 310 of Regulation S-B of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3. Net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. On March 8, 1996, the Series A Preferred Stock was automatically converted into 2,847,412 shares of the Company's common stock. Supplementary loss per share is the loss per share amount adjusted to reflect the conversion of preferred stock on March 8, 1996 as if the conversion had occurred on the day that the stock was issued. Supplementary loss per share for the three months ended March 31, 1996 was $0.07.

4. There was no provision for or cash payment of income taxes for the three months ended March 31, 1997 and 1996, respectively, as the Company had net taxable loss for these periods and anticipates a net taxable loss for the year ended December 31, 1997.

5. During the first quarter of 1997, the Company completed a private placement offering of $0.00001 par value common stock. The Company issued 7,948,998 shares at $1 per share as follows:

         Common stock sold for cash                                $  5,426,665
         Senior subordinated debt converted to common stock           2,115,000
         Loans from shareholders converted to common stock              324,000
         Accrued liabilities converted to common stock                   50,000
         Accounts payable converted to common stock                      33,333
                                                                   ------------
                  Total                                            $  7,948,998

     All conversions of stock for liabilities were the rate of $1 of the related liability to $1 of common stock. As a result of the conversion of Senior subordinated debt to common stock, the Company incurred a loss on extinguishment of debt of $241,785. There was no income tax effect as a result of the extinguishment of debt, as the Company had a net taxable loss for the period and anticipates a net taxable loss for the year ended December 31, 1997. The net loss per share that resulted from the extinguishment of debt was approximately $0.01 per share.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1997 AND 1996

     In conjunction with the private placement, a few major shareholders returned 2,500,000 of their shares, including 1,697,432 to be held to extinguish potential guaranties in conjunction with the OCI and Worldlink acquisitions, to the Company for no consideration and such shares were retired. In conjunction with the shares held to extinguish potential guaranties, Goodwill, Acquired customer bases and Other intangibles were reduced by the estimated fair value of $2 per share as of the date of the acquisitions of OCI and Worldlink in settlement of post acquisition adjustments to intangible assets that resulted from unrecorded obligations of the respective entities at the time of acquisition.

6. During the first quarter of 1997, the Company granted the following options to employees:

     Shares      Option Price    Vesting Period   Plan
     ------      ------------    --------------   ----
     228,000         $3.00         2-4 years      Incentive Stock Option Plan
     614,000         $1.00         By contract    Outside of Established Plans
     160,000         $1.00         Immediate      Outside of Established Plans

     Additionally during the first quarter of 1997, 17,333 options were forfeited by terminated employees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

(a) PLAN OF OPERATION. Over the next twelve months, the Company will continue to vigorously pursue the expansion of its International Private Lines, Telecommute Solutions, Long Distance Telephone, Calling Card, Phone Centers, and Internet Access services. The Company intends to capitalize on the growing demand for these services and gain market share by building its subscriber base both domestically and internationally. Management believes the expansion will be accomplished through the acquisition of additional licenses and concessions allowing the Company to provide these services both in the United States and in targeted Latin American countries. The Company intends to aggressively pursue new customers by combining the highest possible level of service with an expanded sales force and intensive marketing efforts. After thoroughly investigating market demand, the Company expects to expand in major cities in Latin America. Strategic alliances are expected to be formed with local business groups and individuals in order to create successful operations within the respective target Latin Countries.

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

         The Company is currently licensed to provide various telecommunication services in the United States, El Salvador, Peru, Dominican Republic, Honduras, Venezuela, Mexico, El Salvador, Guatemala, Costa Rico, and Panama. As of March 31, 1997, the Company is providing service in the United States, Panama, Venezuela, El Salvador, and Honduras. Over the next twelve months, the Company intends to seek, through public and private markets, an additional $25 - 30 million to build - out and operate facilities in these and other countries. The Company will, however, only begin expansion on a project by project basis upon securing appropriate financing.

         While the Company's telecommunication business is currently focused on the provision of international private lines and prepaid calling cards, it is actively pursuing other opportunities to provide long distance services in Mexico and other Latin American countries. While there are presently no contractual commitments regarding the purchase of facilities and equipment to provide these services, the Company anticipates that approximately $3 to 4 million dollars over the next several quarters will be required to expand its long distance service to meet the demand of existing opportunities.

         The Company's Internet business continues to expand and is currently experiencing an annualized growth rate of approximately 100% in its domestic Internet business. In March of 1996, the Company formed Phoenix DataNet de Panama and commenced the offering of Internet services to business and residential customers in Panama City, Panama. In the first year of operation, the Company acquired over 1,200 new customers. On July 19, 1996, the Company obtained an additional concession to provide Internet services to both residences and businesses operating in Venezuela. In December of 1996, the Company began offering Internet Service in Caracas, Venezuela. Charter anticipates it will spend approximately $130,000 per site in order to provide Internet services at each of the seven areas targeted for private line services in Venezuela.

         See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the aforementioned capital requirements.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth certain financial data for the quarters ended March 31, 1997 and 1996. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                       March 31, 1997                   March 31, 1996
                                           Quarter                       Quarter

                                                   % of                             % of
                                                 Revenues                        Revenues
Revenues

Communications                     $ 1,736             63.2         $   58             13.5
Hardware and software                  169              6.1             50             11.6
Internet Connection                                                    323             74.9
      Services                         668             24.3              0                0
Network Services                       176              6.4              0                0
                                -----------       ----------    -----------    -------------
          Total revenues             2,749            100.0            431            100.0
                                -----------       ----------    -----------    -------------
Cost and expenses
   Cost of services                  2,154             78.4            220             51.0
   Cost of hardware
        and software                   141              5.1             37              8.6
   Selling, general, and
        administrative               1,931             70.2            758            175.9
   Depreciation and
        Amortization                   680             24.7             94             21.8
                                -----------       ----------    -----------    -------------
       Total costs and
            Expenses                 4,906            178.5          1,109            257.3
                                -----------       ----------    -----------    -------------

Operating loss                       (2,157)          (78.5)          (677)          (157.3)
                                -----------       ----------    -----------    -------------
Interest expense, net                 (142)            (5.2)           (31)            (7.0)
Loss on extinguishment
         of debt                      (242)            (8.8)             0                0
                                -----------       ----------    -----------    -------------
Net Loss                            (2,541)           (92.4)          (708)          (164.3)
                                -----------       ----------    -----------    -------------
Per Share Data:
Net loss per share                 $  (.09)                         $ (.09)
Shares used in computing:
Net loss per share              27,836,826                       8,282,932


         In the first quarter of 1996, the Company's first international private line customers went on - line, the acquisitions of Phoenix DataNet and Phoenix Data Systems were completed, and the military phone centers in Panama were purchased. During the third quarter of 1996, the Company completed the acquisition of Overlook Communications International Corporation and Worldlink Communications, Inc.

         Consolidated revenues for the combined lines of business for the three months ended March 31, 1997 and 1996 were $2,749,000 and $431,000, respectively Total costs and expenses increased from $1,108,000 for the March 1996 quarter to $4,906,000 for the same period of 1997. Interest expense was $142,000 and $44,000 for the period ended March 31, 1997 and 1996, respectively. The first quarter of 1997 included a one time non-cash charge to earnings of $242,000 for loss on extinguishment of Debt. Net Loss increased from $707,000 in the first quarter of 1996 to approximately $2,540,000 in 1997. Loss per share for the quarter was the same ($.09) net loss per share for both 1996 and 1997.

         Consolidated revenues for the combined lines of business for the quarter ended March 31, 1997 and 1996 were $2,749,000 and $432,000 while the cost of services and hardware and software costs were $2,295,000 and $257,000 for 1997 and 1996 periods yielding a gross margin of 16.5% for 1997 and 40.5% for the same period in 1996. The Company expects gross profit margins to improve during 1997 from the first quarter of 1997. The first quarter of 1996 was adversely impacted by the delay in the implementation of the Company's least cost routing plan to improve network costs. Management anticipates that this will improve primarily because such costs do not track revenue growth directly as there are significant fixed costs associated with the industries in which the Company is involved which must be incurred regardless of the revenue level.

         Selling, general, and administrative expenses for the March 1997 quarter were $1,931,000 or 70.2% of sales compared to $758,000 or 175.5% of sales for the same period of the prior year. The overall increase in expenses was primarily attributable to the expansion of the Company's operations and acquisitions. The Company anticipates benefiting in 1997 from economies of scale with respect to such costs, as salaries and wages are not expected to increase in direct proportion to increases in revenue, as well as from cost control efforts implemented by management.

         Depreciation and amortization expense was $680,000 for the first quarter of 1997 compared to $94,000 for the prior year. The increase is attributable to the increase in property, plant and equipment related to the acquisitions and expansion of operations and the amortization associated with the PDS, PDN, Overlook Communications, and Worldlink acquisitions during 1996.

         Interest expense was $142,000 and $44,000 for the quarters ended March 31, 1997 and 1996. The interest expense for the first quarter of 1997 was primarily related to the Company's 12% Senior Subordinated Notes. Approximately $2.1 million of $2.8 million were converted to equity on January 29, 1997 as part of a private placement by the Company. The Company is seeking additional financing facilities, some of which may result in additional indebtedness, and as such, an increase in interest expense. Such facilities traditionally have interest rates which are tied to the prime interest rate. Increases in the prime rate could negatively affect the Company's earnings.

         There was no income tax benefit recorded in either 1997 or 1996, as management recorded a valuation reserve due to the uncertainty of the timing of future taxable income. The net losses for the quarter ended March 31, 1997 and 1996 were $2,540,000 and $708,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to principals and outside investors. During 1996, funding was obtained from several sources: bank lines of credit, sale lease back transactions, private placement of notes and warrants, shareholder loans, and issuance of common stock. Such vehicles, net of repayment of loans, provided the Company with $6,212,000 to fund operations.

         These funds were utilized to fund a net operating cash flow deficiency of approximately $1,870,000 in 1996 as well as capital expenditures of $3,528,000 for the purchase of equipment and installation at domestic and international locations to expand business capacity as well as the acquisition of 90% of PDN in January, 1996 for $483,000, net of cash received of $42,000. The remainder of the 1996 acquisitions were all completed as stock transactions.

         As of March 31, 1996, the Company had cash on hand of approximately $442,000. During the first quarter of 1997, the Company engaged in a private placement offering of its $0.00001 par value common stock and received cash in the amount of approximately $5.4 million and reduced its liabilities (through the conversion of debt to Common Stock) by approximately $2.6 million.

         All conversions were done at the rate of one dollar of the related liability to one dollar of common stock.

         The Company's significant capital commitments through 1997 include $1,775,000 related to debt due in 1997, and capital expenditures of approximately $2,500,000 for the current businesses. The debt due is net of borrowings under a line of credit facility of $600,000 that came due in February, 1997 and was subsequently renewed for $500,000 and interest due on the conversion of loans from shareholders to common stock.

         The Company estimates that it will need to raise during 1997 between $2.0 and $3.0 million to fund operating cash deficiencies from operations and capital expenditures not financed by cash flow from operations. However, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth and contemplated capital expenditures and expansions. The Company does not have adequate resources available to achieve all of the potential expansion plans noted in "Plan of Operation," and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans in accordance with the extent of available funding and attempt to attain profitability in its existing markets. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February, 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per share" ("SFAS 128") which redefines how entities compute earnings per share. Primary earnings per share will be replaced by basic earnings per share which will be computed exclusively based on the weighted average number of common shares outstanding. This statement is effective for periods ending after December 15, 1997 and will require restatement of all prior period earnings per share data presented. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share data.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

      As disclosed in the Company's Form 10-KSB for the year ended
December 31, 1996, OCI, a subsidiary of the Company, is involved in a payment dispute with Sprint Communications L.P. There have been no material developments in such dispute since the date of the Form 10-KSB. The Company is not a party to any other legal proceedings or dispute which is not routine and incidental to the business or which involves an amount, exclusive of interest and costs, which exceeds ten percent of the current assets of the Company.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits required by Item 601 of Regulation S-B

      Exhibit 27 -- Financial Data Schedule

      (b)   Reports on Form 8-K.

      Reports on Form 8-K were filed during the quarter for which this report is filed as follows:

      (1) Form 8-K filed with the Commission on March 13, 1997, reporting that the Company had engaged Arthur Andersen LLP as the Company's auditors and certifying accountants.

      (2) Form 8-K/A filed with the Commission on March 25, 1997, amending the Form 8-K filed March 13, 1997, relating to the Company's engagement of Arthur Andersen LLP as the Company's auditors and certifying accountants.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CHARTER COMMUNICATIONS
                                        INTERNATIONAL, INC.


Date: May 15, 1997                     By: /s/ David G. Olson
                                           ------------------------------------
                                           Chief Executive Officer/President


Date: May 15, 1997                     By: /s/ Patrick E. Delaney
                                           ------------------------------------
                                           Chief Financial Officer