Form 10QSB
period 1997-06-30
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1997-08-19
CIK 842305

                  U. S.  SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-QSB

(Mark One)

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997

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

                    -----------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                              Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,111,776

Traditional Small Business Disclosure Format
(check one)

Yes  X    No
    ---      ---

                                    PART I

                            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

         CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


                                                   June 30,     December 31,
                                                    1997            1996
                                                 -----------    ------------
CURRENT ASSETS:
Cash and cash equivalents                        $   627,392    $   320,252
Accounts receivable, net of allowance for
doubtful accounts of $531,054 and $435,000         2,389,993      1,675,939
Accounts receivable-- affiliate                      369,517        385,951
Inventory                                            435,912        307,940
Prepaid expenses and other                           503,664        331,538
                                                 -----------    -----------

 Total current assets                              4,326,478      3,021,620
                                                 -----------    -----------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery                            4,608,019      4,345,137
Earth station facility                               618,497        618,497
Software                                             707,333        664,486
Furniture and fixtures                               425,849        297,329
Other                                                803,866        240,714
                                                 -----------    -----------

                                                   7,163,564      6,166,163
Accumulated depreciation and amortization         (1,514,407)      (791,892)
                                                 -----------    -----------
 Property and equipment, net                       5,649,157      5,374,271
                                                 -----------    -----------


OTHER ASSETS:
Goodwill, net of accumulated amortization
of $756,869 and $378,895                          18,823,495     22,077,423
Acquired customer bases, net of accumulated
amortization of $434,382 and $261,151              1,520,914      1,867,117
Other intangibles, net of accumulated
amortization of $387,302 and $186,888              2,223,034      2,369,390
Other                                                316,363         81,783
                                                 -----------    -----------

 Total other assets                               22,883,806     26,395,713
                                                 -----------    -----------

 TOTAL ASSETS                                    $32,859,441    $34,791,604
                                                 -----------    -----------
                                                 -----------    -----------

            The accompanying Condensed Notes to Financial Statements
                  are an integral part of these balance sheets.

          CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


                                                      June 30,     December 31,
                                                        1997          1996
                                                   ------------   ------------

CURRENT LIABILITIES:
Current portion of notes payable                   $     48,426   $     50,264
Lines of credit                                       1,450,000      1,646,092
Loans from shareholders                                 460,645      1,520,548
Accounts payable                                      5,929,347      7,234,129
Accounts payable-- affiliate                            121,148        222,999
Accrued liabilities                                     949,525        870,804
Unearned revenues                                     1,563,151      1,830,731
                                                   ------------   ------------
      Total current liabilities                      10,522,242     13,375,567
                                                   ------------   ------------
LONG TERM LIABILITIES:
Convertible debentures                                1,000,000              -
Senior subordinated notes                               645,278      2,513,492
Notes payable                                           413,611        229,801
                                                   ------------   ------------
      Total long term liabilities                     2,058,889      2,743,293
                                                   ------------   ------------

STOCKHOLDERS' EQUITY:
Common stock, $0.00001 par value; 45,000,000
shares authorized; 31,111,776 and 24,202,779
shares outstanding at June 30, 1997 and
December 31, 1996, respectively                             311            242
Additional paid-in-capital                           35,305,694     28,302,025
Accumulated deficit during developmental stage       (2,579,324)    (2,579,324)
Accumulated deficit subsequent to developmental
stage                                               (11,448,371)    (7,050,199)
                                                   ------------   ------------
Total stockholders equity                            20,278,310     18,672,744
                                                   ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 32,859,441   $ 34,791,604
                                                   ------------   ------------
                                                   ------------   ------------

           The accompanying Condensed Notes to Financial Statements are an integral part of these balance sheets.

         CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                        Three Months    Six Months    Three Months    Six Months
                                           Ended          Ended          Ended          Ended
                                       June 30, 1997  June 30, 1997  June 30, 1996  June 30, 1996
                                       -------------  -------------  -------------  -------------
REVENUES:
  Communications services               $ 2,326,398    $ 4,062,036    $   241,640    $   299,483
  Hardware and software                     162,061        331,540      1,201,731      1,251,761
  Internet connection services              694,624      1,362,219        424,794        748,643
  Network services                          137,972        314,615        414,540        414,540
                                        -----------    -----------    -----------    -----------
  Total Revenues                          3,321,055      6,070,410      2,282,705      2,714,427
                                        -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
  Cost of services                        2,317,192      4,471,315        797,962      1,017,647
  Cost of hardware and software             123,730        264,724        950,206        987,411
  Selling, general, and administrative    1,853,007      3,783,985      1,295,939      2,053,674
  Depreciation and amortization             805,162      1,485,269        233,358        327,310
                                        -----------    -----------    -----------    -----------
  Total costs and expenses                5,099,091     10,005,293      3,277,465      4,386,042
                                        -----------    -----------    -----------    -----------

OPERATING LOSS                           (1,778,036)    (3,934,883)      (994,760)    (1,671,615)
                                        -----------    -----------    -----------    -----------

MINORITY INTEREST                                                -              -         12,783
INTEREST EXPENSE, NET                       (79,519)      (221,508)      (108,815)      (152,395)
LOSS ON EXTINGUISHMENT OF DEBT                    -       (241,785)

NET LOSS BEFORE INCOME TAXES             (1,857,555)    (4,398,176)    (1,103,575)    (1,811,227)
INCOME TAX BENEFIT                                -              -              -              -
                                        -----------    -----------    -----------    -----------

NET LOSS                                $(1,857,555)   $(4,398,176)   $(1,103,575)   $(1,811,227)
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------

NET LOSS PER SHARE                      $     (0.06)   $     (0.15)   $     (0.09)   $     (0.18)
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------

SHARES USED IN COMPUTING
NET LOSS PER SHARE                       30,100,109     28,692,777     11,625,231      9,954,306
                                        -----------    -----------    -----------    -----------
                                        -----------    -----------    -----------    -----------

           The accompanying Condensed Notes to Financial Statements are an integral part of these statements.

          CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                      Three Months      Six Months    Three Months     Six Months
                                                          Ended           Ended           Ended          Ended
                                                      June 30, 1997   June 30, 1997   June 30, 1996   June 30, 1996
                                                      -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (1,857,555)   $ (4,398,176)   $ (1,103,575)   $ (1,811,227)
  Adjustments to reconcile net loss to cash
   used in operating activities:
    Depreciation and amortization                          805,162       1,485,269         233,358         327,310
    Noncash consulting and service expenses                      -               -          51,130          71,727
    Bad debt expense                                        54,633         107,521           1,164           1,164
    Amortization of discounts on senior
     subordinated notes                                      7,492          14,950          16,825          17,739
    Loss on extinguishment of debt                               -         241,785               -               -
    Changes in current assets and current liabilities:
     Accounts receivable, net                             (251,915)       (714,054)       (427,197)       (482,222)
      Accounts receivable--affiliate                        27,397          16,434          23,688          41,924
      Inventory                                            (86,749)       (127,972)         87,837          45,438
      Prepaid expenses                                    (140,446)       (172,126)        134,074         (72,079)
      Other assets                                           5,479        (234,580)         13,598         (33,146)
      Accounts payable and accrued liabilities             253,362      (1,226,058)         83,065         372,078
      Accounts payable--affiliate                               (4)       (101,851)              -        (129,167)
      Unearned revenue                                    (212,727)       (267,580)         87,794         126,093
      Other                                                (53,869)        (53,869)        (28,722)        (28,722)
                                                      ------------    ------------    ------------    ------------
          Total Adjustments                                407,815      (1,032,131)        276,614         258,137
                                                      ------------    ------------    ------------    ------------
          Net cash used in operating activities         (1,449,740)     (5,430,307)       (826,961)     (1,553,090)
                                                      ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (490,815)       (997,401)       (869,953)     (1,717,907)
  Acquisition of subsidiary                                      -               -                        (381,000)
  Proceeds from sale leasebacks                                  -               -          66,165         274,165
  Investment in joint venture                                    -               -         (77,289)       (154,191)
                                                      ------------    ------------    ------------    ------------
          Net cash used in investing activities           (409,815)       (997,401)       (881,077)     (1,978,933)
                                                      ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 1,035,000       5,877,518             365         423,684
  Proceeds from issuance of convertible debentures       1,000,000       1,000,000               -               -
  Proceeds from issuance of stock warrants                       -               -          67,686         332,992
  Proceeds from senior subordinated notes                        -               -         417,314       2,172,008
  Proceeds/(Repayment) of line of credit, net              (96,092)       (196,092)        991,889         983,778
  Repayment of loans from shareholders                        (401)       (125,401)              -               -
  Proceeds/(Repayment) of notes payable                    187,442         178,823        (165,809)       (165,809)
                                                      ------------    ------------    ------------    ------------
          Net cash provided by financing activities      2,125,949       6,734,848       1,311,445       3,746,653
                                                      ------------    ------------    ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                      185,394         307,140        (396,593)        214,630
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                        441,998         320,252         665,064          43,841
                                                      ------------    ------------    ------------    ------------
CASH AT END OF PERIOD                                 $    627,392    $    627,392    $    258,471    $    258,471
                                                      ------------    ------------    ------------    ------------
                                                      ------------    ------------    ------------    ------------
SUPPLEMENTAL NON-CASH DISCLOSURES:
Interest Paid                                         $     51,138    $     99,529    $     67,010    $     72,397
Taxes Paid                                                       -               -               -               -

                       The accompanying Condensed Notes to Financial Statements
                                are an integral part of these statements.

          CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1997 AND 1996

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Section 310 of Regulation S-B of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

5. During the second quarter of 1997, the Company completed a private placement offering of $0.00001 par value common stock. The Company issued 1,000,000 shares at $1 per share. Additionally, during the second quarter, the Company completed a private placement of a $1,000,000 par value subordinated debenture which is convertible into shares of $0.00001 par value common stock at a price of $0.50 per share. Each share issued upon conversion will have one warrant giving the holder the right to purchase one additional share of $0.00001 par value common stock at $1.50 per share. The Company retains the right to require exercise of these warrants if the closing price of the Company's common stock trades at or above $1.75 for a period of 20 in any 30 trading day period.

6. During the second quarter of 1997, the Company granted 746,297 options with a weighted average exercise price of $1.92 per share, which vest ratably over 2-4 years. In addition, during the second quarter of 1997, 893,834 options with a weighed average strike price of $1.44 per share were forfeited by terminated employees.

   Also during the second quarter of 1997, warrants that gave holders the right to purchase 160,000 and 20,000 shares of common stock at $1.00 and $4.00, respectively, were forfeited.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) PLAN OF OPERATION. Over the next twelve months, the Company intends, to the extent permitted by its capital limitations discussed herein, to pursue the expansion of its International Private Lines, Telecommute Solutions, Long Distance Telephone, Calling Card, Phone Centers, and Internet Access services. The Company intends to capitalize on the growing demand for these services and gain market share by building its subscriber base both domestically and internationally. Management believes the expansion will be accomplished through the acquisition of additional licenses and concessions allowing the Company to provide these services both in the United States and in targeted Latin American countries. The Company intends to pursue new customers by combining the highest possible level of service with an expanded sales force and intensive marketing efforts. After thoroughly investigating market demand, the Company intends to expand in major cities in Latin America. The Company intends to seek out and enter into strategic alliances with local business groups and individuals to create successful operations within the respective target Latin Countries.

     The Company intends, to the extent permitted by its capital limitations discussed below, to build an International Private Line communication network that will provide voice, data, facsimile, Internet, intranet, telecommuting, and video services to government and commercial organizations operating throughout the United States and Latin America.

     The Company is currently licensed to provide various telecommunication services in the United States, Peru, Honduras, Venezuela, Mexico, El
Salvador, Guatemala, Costa Rica, and Panama.  As of June 30, 1997, the
Company is providing service in the United States, Panama, Venezuela, El Salvador, and Honduras and will shortly begin providing service in Mexico and Costa Rica. Over the next twelve months, the Company intends to seek, through public and private markets, an additional $20 - $25 million in debt or equity financing to build-out and operate facilities in these and other countries. The Company will, however, only be able to begin expansion if it is able to obtain appropriate financing.

     While the Company's telecommunication business is currently focused on the provision of international private lines and prepaid calling cards, the Company is actively pursuing other opportunities to provide long distance services in Mexico and other Latin American countries. While the Company presently has no contractual commitments regarding these services, the Company anticipates that approximately $3 to 4 million dollars in capital expenditure over the next several quarters will be required to expand its long distance service to meet the demand of existing opportunities.

     The Company's Internet business is expanding. In March of 1996, the Company formed Phoenix DataNet de Panama and commenced the offering of Internet services to business and residential customers in Panama City, Panama. In the first year of operation, the Company acquired over 1,200 new customers. On July 19, 1996, the Company obtained an additional concession to provide Internet services to both residences and businesses operating in Venezuela. In December of 1996, the Company began offering Internet Service in Caracas, Venezuela. The Company anticipates approximately $130,000 per site will be the required expenditure to provide Internet services at each of the seven areas targeted for private line services in Venezuela.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet these capital costs.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth certain unaudited financial data for the quarters ended June 30, 1997 and 1996. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                JUNE 30, 1997              JUNE 30, 1996

                                             % OF                        % OF
                                           REVENUES                    REVENUES
Revenues

Communications services     $     2,326      70.0      $       242       10.6
Hardware and software               162       4.9            1,202       52.6
Internet Connection                 695      20.9              425       18.6
    Services
Network Services                    138       4.2              414       18.2
                            -----------     -----      -----------      -----
        Total revenues            3,321     100.0            2,283      100.0

Cost and expenses:
  Cost of services                2,317      69.8              798       35.0
  Cost of hardware
    and software                    124       3.7              950       41.6
  Selling, general, and
    administrative                1,853      55.8            1,296       56.8
   Depreciation and
    Amortization                    805      24.2              234       10.2
                            -----------     -----      -----------      -----
          Total costs and
            Expenses              5,099     153.5            3,276      143.6
                            -----------     -----      -----------      -----
Operating loss                   (1,778)    (53.5)            (995)     (43.6)
                            -----------     -----      -----------      -----
Interest expense, net               (80)     (2.4)            (109)      (4.8)
                            -----------     -----      -----------      -----
Net Loss                         (1,858)    (55.9)          (1,104)     (48.3)
                            -----------     -----      -----------      -----
PER SHARE DATA:
Net loss per share          $      (.06)               $      (.09)

Shares used in computing:
Net loss per share           30,100,109                 11,625,231

     In the first quarter of 1996, the Company's first international private line customers went on-line, the acquisitions of Phoenix DataNet, Inc.
("PDN") and Phoenix Data Systems, Inc. ("PDS") were completed, and the
Company purchased the military phone centers in Panama. During the third quarter of 1996, the Company completed the acquisition of Overlook Communications International Corporation ("Overlook") and Worldlink Communications, Inc. ("Worldlink"). The acquisitions are more fully described in Footnotes to the Financial Statements in the Company's Annual Report on Form 10-KSB and Forms 8-K previously filed by the Company.

     Consolidated revenues for the combined lines of business increased to $3,321,000 from $2,283,000 for the three months ended June 30, 1997 and 1996, respectively. Total costs and expenses were $5,099,000 for the three months ended June 30, 1997 and $3,277,000 for the same period in 1996. Depreciation and amortization for the quarter was $805,000 and $233,000 in 1997 and 1996, respectively. Interest expense decreased to $80,000 for the three months ended June 30, 1997 from $109,000 for the same period in 1996. Net loss was $1,858,000 for the three months ended June 30, 1997 and $1,104,000 for the same period in 1996. Net loss per share for the quarter was ($.06) in 1997 and ($.09) in 1996.

     Consolidated revenues for the combined lines of business for the quarter ended June 30, 1997 and 1996 were $3,321,000 and $2,283,000, respectively, while the cost of services and hardware and software costs were $2,440,000 and $1,748,000 for the comparable period in 1996 yielding a gross profit margin of 26.5% for 1997 and 23.4% for the same period in 1996. The gross profit margin for the second quarter of 1997 improved by 10% from 16.5% in the first quarter of 1997. The first quarter of 1997 was adversely impacted by a delay in the implementation of the Company's least cost routing plan to improve network costs. As anticipated, improvement in gross profit margin was achieved from the first quarter to the second quarter of 1997 as a result of progress in implementing the plan. The Company expects gross profit margins to continue to improve during 1997 as least cost routing is further implemented.

     Selling, general, and administrative expenses for the June 1997 quarter were $1,853,000 or 55.8% of sales compared to $1,296,000 or 56.8% of sales for the same period of the prior year. The overall increase in expenses was primarily attributable to the expansion of the Company's operations and acquisitions. Selling, general and administrative expenses decreased from $1,930,000 or 70.2% of sales in the first quarter of 1997. The Company anticipates to continue benefiting in 1997 from economies of scale with respect to such costs as salaries and wages that are not expected to increase in direct proportion to increases in revenue as well as cost control efforts implemented by management.

     Depreciation and amortization expense was $805,000 for the first quarter of 1997 compared to $233,000 for the prior year. The increase is attributable to the increase in property, plant and equipment related to the acquisitions and expansion of operations and the amortization associated with the PDS, PDN, Overlook, and Worldlink acquisitions during 1996.

     Interest expense was $80,000 and $108,000 for the quarters ended June 30, 1997 and 1996. The interest expense for the second quarter of 1997 was primarily from the 12% Senior Subordinated Notes totaling approximately $.7 million and three bank credit facilities totaling approximately $1.5 million. Interest expense decreased from $142,000 in the first quarter of 1997, mainly as a result of approximately $2.1 million of $2.8 million Senior Subordinated Notes being converted to equity on January 29, 1997 as part of a private placement of common stock by the Company. The Company is seeking additional debt financing which may result in additional indebtedness, and as such, an increase in interest expense. Such financing results traditionally contains interest rates tied to the prime interest rate. Increases in the prime rate could increase interest expense and negatively affect the Company's operating results.

     There was no income tax benefit recorded in either 1997 or 1996, as management recorded a valuation reserve due to the uncertainty of the timing of future taxable income. The net losses for the quarter ended June 30, 1997 and 1996 were $1,857,000 and $1,104,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to insiders and outside investors. During 1996, funding was obtained from several sources: bank lines of credit, sale lease back transactions, private placement of notes and warrants, shareholder loans, and private placements of common stock. Such activities, net of repayment of loans, provided the Company with $6,212,000 to fund operations.

     The $6,212,000 raised by the Company was utilized to fund a net operating cash flow deficiency of approximately $1,870,000 in 1996 as well as capital expenditures of $3,528,000 for the purchase of equipment and installation at domestic and international locations to expand business capacity as well as the acquisition of 90% of PDN in January 1996 for $483,000, net of cash received of $42,000. The remainder of the 1996 acquisitions were all completed as stock transactions.

     During the first quarter of 1997, the Company had a private placement offering of its common stock and received cash in the amount of approximately $5.4 million and reduced its liabilities (through the conversion of debt to Common Stock) by approximately $2.6 million. All conversions were effected at the rate of one dollar of the liability for one share of stock. During the second quarter of 1997, the Company raised $1 million through a private placement of common stock and $1 million through the issuance in a foreign market of convertible debentures. These funds were used to partially offset a net operating cash flow deficiency of approximately $5,430,000 through June 30, 1997, as well as capital expenditures of $997,000.

     The Company estimates that it will need to raise approximately $5 million to fund existing operations including approximately $1.5 million through the end of 1997 to fund operating cash deficiencies, $875,000 to fund debt due in 1997 and $2.5 million to fund capital expenditures. The Company will seek to raise the required funding through various sources including but not limited to sale-leaseback transactions, conversion of warrants, and private placements of debt and/or equity. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company, or at all. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations. At June 30, 1997, the Company had a significant working capital deficit and at times has borrowed funds from and sold equity to insiders/shareholders to fund essential obligations. While the Company has been able to fund such essential obligations to date and while management believes that its current business activity is such that operating funds will be available to it as needed to continue operations and to fund planned growth, no assurance can be given that the Company will be able to raise such funds on a timely basis or at all. Failure to raise such funds could have material adverse consequences to the Company and its continuing and planned operations.

     Any increase in the Company's growth rate, shortfall in anticipated revenues, increase in anticipated expenses, or significant acquisitions or expansion could have a material adverse effect on the Company's liquidity and capital resources and would require the Company either to raise additional capital from public or private equity or debt sources or to scale back operations. The Company does not presently have adequate resources available to achieve all of the expansion plans noted in "Plan of Operation," and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change and scale back its operating plans to the extent of available funding.

     The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement 128, "Earnings per share" ("SFAS 128") which redefines how entities compute earnings per share. Primary earnings per share will be replaced by basic earnings per share which will be computed exclusively based on the weighted average number of common shares outstanding. This statement is effective for periods ending after December 15, 1997 and will require restatement of all prior period earnings per share data presented. The adoption of SFAS 128 is not expected to have a material impact on the Company's earnings per share data.

     In July 1997, the FASB issued statement No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes standards for reporting and display of net income and all other non-owner changes in stockholders' equity and its components. This statement is effective beginning in 1998.

                                    PART II

                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

(1) On June 20, 1997, the Company issued shares of its $.00001 par value common stock in a private placement to accredited investors. No underwriter was used for this private placement. One million (1,000,000) shares were privately placed in the offering at one dollar ($1.00) per share. This private placement was offered under Regulation D promulgated pursuant to the Securities Act of 1933, as amended (the "Act").

(2) On May 13, 1997, the Company issued a one million dollar ($1,000,000) convertible debenture to offshore investors. No underwriter was used for this Offering. Such debenture is convertible into shares of the Company's $.00001 par value common stock at $.50 per share. Each converted share has a warrant attached to it convertible to an additional share of the Company's $.00001 par value common stock at a $1.50 exercise price. The debenture offering was offered under Regulation S promulgated under the Act.

(3) During the second quarter of 1997, the Company granted its employees, in a private placement under Section 4(2) of the Act, 746,297 options with a weighted average exercise price of $1.92 per share, which vests ratably over 2-4 years.


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


                                        CHARTER COMMUNICATIONS
                                        INTERNATIONAL, INC.



Date:  August 19, 1997                  By: /s/ David G. Olson
                                            Chief Executive Officer/President


Date:  August 19, 1997                  By: /s/ Patrick E. Delaney
                                            Chief Financial Officer