Form 10QSB
period 1997-09-30
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1997-11-14
CIK 842305

                      U. S.  SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

(Mark One)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1997

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

Yes     X       No
      -----        -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock 33,861,776 shares as of November 13, 1997.

    Transitional Small Business Disclosure Format (check one):

Yes             No   X
      -----        -----

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                September 30,    December 31,
                                                    1997             1996
                                                ------------     ------------
CURRENT ASSETS:
Cash and cash equivalents                       $    155,967     $    320,252
Accounts receivable, net of allowance for
doubtful accounts of $686,487 and $435,000         2,573,991        1,675,939
Accounts receivable-- affiliate, net                 179,552          385,951
Inventory, net                                       517,247          307,940
Prepaid expenses and other                           525,764          331,538
                                                ------------     ------------
    Total current assets                           3,952,521        3,021,620
                                                ------------     ------------
PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery                            4,817,397        4,345,137
Earth station facility                               656,177          618,497
Software                                           1,220,766          664,486
Furniture and fixtures                               452,991          297,329
Other                                                740,291          240,714
                                                ------------     ------------
                                                   7,887,622        6,166,163
Accumulated depreciation and amortization         (1,894,964)        (791,892)
                                                ------------     ------------
    Property and equipment, net                    5,992,658        5,374,271
                                                ------------     ------------

OTHER ASSETS:
Goodwill, net of accumulated amortization
of $951,345 and $378,895                          18,989,032       22,077,423
Acquired customer bases, net of accumulated
amortization of $526,047 and $261,151              1,449,249        1,867,117
Other intangibles, net of accumulated
amortization of $507,707 and $186,888              2,142,629        2,369,390
Other                                                296,173           81,783
                                                ------------     ------------
    Total other assets                            22,877,083       26,395,713
                                                ------------     ------------
    TOTAL ASSETS                                $ 32,822,262     $ 34,791,604
                                                ------------     ------------
                                                ------------     ------------

          The accompanying Condensed Notes to Financial Statements are an integral part of these balance sheets.

          CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                    September 30,  December 31,
                                                         1997          1996
                                                    ------------   ------------
CURRENT LIABILITIES:

Current portion of notes payable                    $    104,204   $     50,264
Lines of credit                                        1,425,000      1,646,092
Loans from shareholders                                  556,828      1,520,548
Accounts payable                                       3,927,786      7,234,129
Accounts payable-- affiliate                             181,999        222,999
Accrued liabilities                                      986,332        870,804
Unearned revenues                                      1,576,070      1,830,731
                                                    ------------   ------------
    Total current liabilities                          8,758,219     13,375,567
                                                    ------------   ------------

LONG TERM LIABILITIES:
Convertible debentures                                 1,150,000              -
Senior subordinated notes                                652,778      2,513,492
Notes payable                                            615,950        229,801
                                                    ------------   ------------
    Total long term liabilities                        2,418,728      2,743,293
                                                    ------------   ------------

DEFERRED CREDITS:
Deferred settlement gain                               1,771,954              -
                                                    ------------   ------------
    Deferred credits                                   1,771,954              -


STOCKHOLDERS' EQUITY:
Common stock, $0.00001 par value; 45,000,000
shares authorized; 33,111,776 and 24,202,779
shares outstanding at September 30, 1997 and
December 31, 1996, respectively                              331            242
Additional paid-in-capital                            35,305,738     28,302,025
Accumulated deficit during developmental stage        (2,579,324)    (2,579,324)
Accumulated deficit subsequent to developmental
stage                                                (12,853,384)    (7,050,199)
                                                    ------------   ------------
    Total stockholders equity                         19,873,361     18,672,744
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 32,822,262   $ 34,791,604
                                                    ------------   ------------
                                                    ------------   ------------

          The accompanying Condensed Notes to Financial Statements are an integral part of these balance sheets.

          CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                           Three Months     Nine Months      Three Months     Nine Months
                                               Ended          Ended             Ended            Ended
                                          Sept. 30, 1997   Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1996
                                          --------------   --------------   --------------   --------------
REVENUES:
  Communications services                  $  2,282,078     $  6,344,114     $  1,236,706     $  1,536,189
  Hardware and software                          65,509          397,049          746,933        1,998,694
  Internet connection services                  695,940        2,058,159          479,880        1,228,523
  Network services                              153,645          468,260          126,286          540,826
                                          --------------   --------------   --------------   --------------
  Total Revenues                              3,197,172        9,267,582        2,589,805        5,304,232
                                          --------------   --------------   --------------   --------------
COSTS AND EXPENSES:
  Cost of services                         $  1,866,176     $  6,337,491     $  1,596,926     $  2,614,573
  Cost of hardware and software                  47,960          312,684          597,283        1,584,694
  Selling, general, and administrative        2,012,040        5,796,025        1,766,837        3,820,511
  Depreciation and amortization                 787,167        2,272,436          371,388          698,698
                                          --------------   --------------   --------------   --------------
  Total costs and expenses                    4,713,343       14,718,636        4,332,434        8,718,476
                                          --------------   --------------   --------------   --------------
OPERATING LOSS                               (1,516,171)      (5,451,054)      (1,742,629)      (3,414,244)
                                          --------------   --------------   --------------   --------------
MINORITY INTEREST                                     -                -                -           12,783
INTEREST EXPENSE, NET                           (88,838)        (310,346)        (132,121)        (284,516)
GAIN ON SETTLEMENT                              200,000          200,000                -                -
LOSS ON EXTINGUISHMENT OF DEBT                        -         (241,785)               -                -
                                          --------------   --------------   --------------   --------------
NET LOSS BEFORE INCOME TAXES                 (1,405,009)      (5,803,185)      (1,874,750)      (3,685,977)
INCOME TAX BENEFIT                                    -                -                -                -
                                          --------------   --------------   --------------   --------------
NET LOSS                                   $ (1,405,009)    $ (5,803,185)    $ (1,874,750)    $ (3,685,977)
                                          --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------
NET LOSS PER SHARE                         $      (0.04)    $      (0.20)    $      (0.12)    $      (0.31)
                                          --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------
SHARES USED IN COMPUTING
NET LOSS PER SHARE                           31,778,443       29,721,332       15,270,046       11,888,440
                                          --------------   --------------   --------------   --------------
                                          --------------   --------------   --------------   --------------

                    The accompanying Condensed Notes to Financial Statements
                            are an integral part of these statements.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                      Nine Months       Nine Months
                                                         Ended             Ended
                                                     Sept. 30, 1997    Sept. 30, 1996
                                                     --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $(5,803,185)       $(3,685,977)
   Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                    2,272,436            704,410
      Noncash consulting and service expenses                  -            223,575
      Bad debt expense                                   162,154            188,184
      Amortization of discounts on senior
       subordinated notes                                 22,450             31,092
      Loss on extinguishment of debt                     241,785                  -
      Changes in current assets, current
       liabilities and deferred credits:
         Accounts receivable, net                       (898,052)          (290,222)
         Accounts receivable--affiliate, net             206,399            131,665
         Inventory                                      (209,307)           (92,730)
         Prepaid expenses                               (194,226)          (212,827)
         Other assets                                   (214,390)          (106,973)
         Accounts payable and accrued liabilities     (3,190,812)         1,071,728
         Accounts payable--affiliate                     (41,000)           (75,000)
         Unearned revenue                               (254,661)           164,238
         Deferred settlement gain                      1,771,954                  -
         Other                                          (128,519)           (31,820)
                                                     -----------        -----------
            Total Adjustments                           (453,789)         1,705,320
                                                     -----------        -----------
            Net cash used in operating
             activities                               (6,256,974)        (1,980,657)
                                                     -----------        -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                 (1,721,459)        (2,561,852)
   Purchased allocation adjustment                      (400,000)                 -
   Acquisition of subsidiary                                   -           (381,000)
   Proceeds from sale leaseback                                -            274,165
   Investment in joint venture                                 -           (185,848)
                                                     -----------        -----------
            Net cash used in investing activities     (2,121,459)        (2,854,535)
                                                     -----------        -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock             6,877,518          1,525,422
    Proceeds from issuance of convertible debentures   1,150,000                  -
    Proceeds from issuance of stock warrants                   -            332,992
    Proceeds from senior subordinated notes                    -          2,172,008
    (Repayment)/Proceeds of line of credit, net         (221,092)           949,760
    (Repayment)/Proceeds of loans from shareholders      (29,218)           475,000
    Proceeds/(Repayment) of notes payable                436,940           (174,233)
                                                     -----------        -----------
            Net cash provided by financing
             activities                                8,214,148          5,280,949
                                                     -----------        -----------

 (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS       (164,285)       $   445,757
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                     320,252             43,841
                                                     -----------        -----------
 CASH AT END OF PERIOD                               $   155,967        $   489,598
                                                     -----------        -----------
                                                     -----------        -----------

SUPPLEMENTAL DISCLOSURES:

 Interest Paid                                       $    41,532        $   165,428
 Taxes Paid                                                    -                  -

            The accompanying Condensed Notes to Financial Statements
                     are an integral part of these statements.

          CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997 AND 1996


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

4. There was no provision for or cash payment of income taxes for the three months ended September 30, 1997 and 1996, respectively, as the Company had net taxable loss for these periods and anticipates a net taxable loss for the year ended December 31, 1997.

5. During the third quarter of 1997, the Company privately placed $1,150,000 face value subordinated debentures which are convertible at any time into shares of $0.00001 par value common stock at a price of $1.20 per share. The debentures are non-callable for a period of one year and mature in five years. The debentures earn interest at a rate of 18% per annum payable quarterly. Also during the quarter, the $1,000,000 face value convertible debentures issued during the second quarter of 1997 were converted into 2,000,000 shares of $0.00001 par value common stock. The second quarter debentures were issued with warrants to purchase $0.00001 common stock at $1.50 per share. The Company may at any time require the exercise of the warrants because the Company's common stock has traded above $1.75 for 20 in 30 trading days, as required to force exercise.

6. During the third quarter of 1997, the Company reached a settlement with Sprint Communications L.P. ("Sprint") regarding claims against Overlook Communications International (OCI), a wholly owned subsidiary.
    According to this agreement, the Company will pay $100,000 down and $900,000 ratably over an 18 month period, in settlement of all claims.
    A deferred settlement gain, which will be amortized over the settlement period, has been established representing the difference between the amount previously accrued and the settlement amount, net of certain previously disputed charges. See Item 1 of Part II for further discussion.

7. During the third quarter of 1997, the Company granted 182,000 options with a weighted average exercise price of $2.00 per share, which vest ratably over 2-4 years. In addition, during the third quarter of 1997, 622,168 options with a weighted average strike price of $1.29 per share were forfeited by terminated employees.

8. Subsequent to quarter end, the Company entered into a sale leaseback transaction with regard to certain designated assets located in the US, Panama and Venezuela. Proceeds from the transaction totaled approximately $2.2 million. The lease requires full payout over a five year term with an annual obligation of approximately $600,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Over the next twelve months, the Company will continue to vigorously pursue the expansion of its International Private Lines, Telecommute Solutions, Long Distance Telephone, Calling Card, Phone Centers, and Internet Access services. The Company intends to capitalize on the growing demand for these services and gain market share by building its subscriber base both domestically and internationally. Management believes the expansion will be accomplished through the acquisition of additional licenses and concessions allowing the Company to provide these services both in the United States and in targeted Latin American countries. The Company intends to aggressively pursue new customers by combining the highest possible level of service with an expanded sales force and intensive marketing efforts. After thoroughly investigating market demand, the Company intends to expand in major cities in the US and Latin America. Strategic alliances are expected to be formed with local business groups and individuals to create successful operations within the respective target Latin Countries.

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

     The Company is currently licensed to provide various telecommunication services in the United States, Peru, Honduras, Venezuela, Mexico, El Salvador, Guatemala, Costa Rica, and Panama. As of September 30, 1997, the Company is providing service in the United States, Panama, Venezuela, El Salvador, Honduras, Costa Rica and Mexico and will shortly begin providing service in Nicaragua. Over the next twelve months, the Company intends to seek, through public and private markets, an additional $20 - 25 million to build - out and operate facilities in these and other countries. The Company will, however, only begin expansion on a project by project basis upon securing appropriate financing.

     While the Company's telecommunication business is currently focused on the provision of international private lines and prepaid calling cards, it is actively pursuing other opportunities to provide long distance services in Latin American countries. While there are presently no contractual commitments regarding the purchase of facilities and equipment to provide these services, the Company anticipates that approximately $3 to 4 million dollars over the next several quarters will be required to expand its long distance service to meet the demand of existing opportunities.

     The Company's Internet business continues to expand both domestically and in Latin America. In March of 1996, the Company formed Phoenix DataNet de Panama, S.A. and commenced the offering of Internet services to business and residential customers in Panama City, Panama. In December of 1996, the Company began offering Internet Service in Caracas, Venezuela. Charter anticipates it will spend approximately $130,000 per site in order to provide Internet services in other Latin American sites targeted for private line services.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet these capital costs.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data for the quarters ended September 30, 1997 and 1996. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.


                              SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                              --------------------  -----------------------

                                           % OF                      % OF
                                          REVENUES                 REVENUES
                                          --------                 --------
Revenues

Communications              $     2,282     71.4    $     1,237      47.8
Hardware and software                65      2.0            747      28.8
Internet Connection                         21.8            480      18.5
 Services                           696
Network Services                    154      4.8            126       4.9
                            -----------    -----    -----------     -----
        Total revenues            3,197    100.0          2,590     100.0

Cost and expenses:
   Cost of services               1,866     58.4          1,597      61.6
   Cost of hardware
    and software                     48      1.5            597      23.0
   Selling, general, and
    administrative                2,012     62.9          1,767      68.2
   Depreciation and
    Amortization                    787     24.6            371      14.3
                            -----------    -----    -----------     -----
        Total costs and
         expenses                 4,713    147.4          4,332     167.3
                            -----------    -----    -----------     -----

Operating loss                   (1,516)   (47.4)        (1,742)    (67.3)

Interest expense, net               (89)    (2.8)          (132)     (4.8)
Gain on settlement                  200      6.3              -         -
                            -----------    -----    -----------     -----

Net Loss                         (1,405)   (43.9)        (1,875)    (72.4)
                            -----------    -----    -----------     -----

PER SHARE DATA:
Net loss per share          $      (.04)            $      (.12)

Shares used in
Net loss per share           31,778,443              15,270,046

     In the first quarter of 1996, the Company's first international private line customers went on - line, the acquisitions of Phoenix DataNet and Phoenix Data Systems were completed, and the military phone centers in Panama were purchased. During the third quarter of 1996, the Company completed the acquisition of Overlook Communications International Corporation and Worldlink Communications, Inc. The acquisitions are more fully described in Footnotes to the Financial Statements in the Company's Annual Report on Form 10-KSB and Forms 8-K filed previously by the Company.

     Consolidated revenues for the combined lines of business increased to $3,197,000 from $2,590,000 for the three months ended September 30, 1997 and 1996, respectively. Total costs and expenses were $4,713,000 for the three months ended September 30, 1997 and $4,332,000 for the same period in 1996. Depreciation and amortization for the quarter was $787,000 and $371,000 in 1997 and 1996, respectively. Interest expense decreased to $89,000 for the three months ended September 30, 1997 from $132,000 for the same period in 1996. Net loss was $1,405,000 for the three months ended September 30, 1997 and $1,875,000 for the same period in 1996. Net loss per share for the quarter was ($.04) in 1997 and ($.12) in 1996.

     Consolidated revenues for the combined lines of business for the quarter ended September 30, 1997 and 1996 were $3,197,000 and $2,590,000, respectively, while the cost of services and hardware and software costs were $1,914,000 and $2,194,000 for the comparable period in 1996 yielding a gross profit margin of 40.1% for 1997 and 15.3% for the same period in 1996. The gross profit margin for the third quarter of 1997 improved by 13.6% from 26.5% in the second quarter of 1997. Improvement in gross profit margin was achieved from the second quarter to the third quarter of 1997 as a result of continued progress in implementing the Company's least cost routing plan and an increase in higher margin international private line sales. The Company expects gross profit margins to continue to improve during 1997 as the plan is further implemented and private line sales continue to grow.

     Selling, general, and administrative expenses for the September 1997 quarter were $2,012,000 or 62.9% of sales compared to $1,767,000 or 68.2% of sales for the same period of the prior year. The overall increase in expenses was primarily attributable to the expansion of the Company's operations and acquisitions. Selling, general and administrative expenses increased from $1,853,000 or 55.8% of sales in the second quarter of 1997. The increase is mainly the result of increased sales and operations personnel. The Company does not anticipate continued increases, as costs such as salaries and wages are not expected to increase in direct proportion to increases in revenues and cost control efforts implemented by management are expected to reduce increases in other expenses.

     Depreciation and amortization expense was $787,000 for the third quarter of 1997 compared to $371,000 for the prior year. The increase is attributable to the increase in property, plant and equipment related to the acquisitions and expansion of operations and the amortization associated with the PDS, PDN, Overlook Communications, and Worldlink acquisitions during 1996.

     Interest expense was $89,000 and $132,000 for the quarters ended September 30, 1997 and 1996. The interest expense for the third quarter of 1997 was primarily from the 12% Senior Subordinated Notes totaling approximately $0.7 million and three bank credit facilities totaling approximately $1.4 million. Interest expense decreased from $132,000 in the third quarter of 1996, mainly as a result of approximately $2.1 million of $2.8 million Senior Subordinated Notes being converted to equity on January 29, 1997 as part of a private placement transaction. The Company is seeking additional debt financing, which may result in additional indebtedness, and as such, an increase in interest expense. Such financing traditionally contains interest rates tied to the prime interest rate. Increases in the prime rate could increase interest expense and negatively affect the Company's earnings.

     There was no income tax benefit recorded in either 1997 or 1996, as management recorded a valuation reserve due to the uncertainty of the timing of future taxable income. The net losses for the quarter ended September 30, 1997 and 1996 were $1,405,000 and $1,875,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to insiders and outside investors.

     During the first quarter of 1997, the Company had a private placement offering of its common stock and received cash in the amount of approximately $5.4 million and reduced its liabilities (through the conversion of debt to Common Stock) by approximately $2.6 million. All conversions were effected at the rate of one dollar of the liability to one share of common stock. During the second quarter of 1997, the Company raised $1 million through a private placement of its common stock and $1 million through the issuance in a foreign market of convertible debentures. During the third quarter of 1997, the Company raised $1,150,000 through a private placement of convertible debentures. These funds were used to partially offset a net operating cash flow deficiency of approximately $6,257,000 through September 30, 1997, as well as capital expenditures of $1,721,000.

     The Company estimates that it will need to raise approximately $3.75 million to fund existing operations including approximately $300,000 through the end of 1997 to fund operating cash deficiencies, $950,000 to fund debt due in 1997 and $2.5 million to fund capital expenditures. Subsequent to the third quarter of 1997, the Company entered into a sale lease back transaction in which it sold and leased back designated assets located in the US, Panama and Venezuela. Proceeds from the sale totaled approximately $2.2 million. The lease is a full payout lease payable over a five year term. The Company intends to raise the balance of required funding through various sources including but not limited to receivable financing transactions, conversion of warrants, and private placements of debt and/or equity. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company, or at all. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations. At September 30, 1997, the Company had a significant working capital deficit and at times has borrowed funds and sold equity to insiders/shareholders to fund essential obligations. While the Company has been able to fund such essential obligations to date and while management believes its current business activity is such that operating funds will be available to it as needed to continue operations and to fund planned growth, no assurance can be given that the Company will be able to raise such funds on a timely basis or at all. Failure to raise such funds could have material adverse consequences to the Company and its continuing and planned operations.

Any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on the Company's liquidity and capital resources and would either require the Company to raise additional capital from public or private sources or scale back operations. The Company does not have adequate resources available to achieve all of the potential expansion plans noted above and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

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

     In July 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Both statements are effective for fiscal years beginning after December 15, 1997. The Company does not anticipate that these statements will have a material impact on its financial statements.

                                    PART II

                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

      In September 1997, the Company agreed to a settlement with Sprint Communications L.P. ("Sprint"), of a previously reported dispute between Sprint and a subsidiary of the Company pursuant to which Sprint claimed it was due $3.5 to $4 million. Pursuant to the settlement reached with Sprint, the Company will pay Sprint $1 million in settlement of all claims. An installment of $100,000 is due upon execution of settlement documents, with payment of $50,000 due in 18 monthly installments thereafter.

ITEM 2.   CHANGES IN SECURITIES.

(1) In August and September 1997, the Company issued $1,150,000 convertible debentures to accredited investors. No underwriter was used for this Offering. Such debentures are convertible into shares of the Company's common stock at $1.20 per share. The debentures mature in five years, pay interest quarterly at a rate of 18% per annum and are non-callable for one year.

(2) During the third quarter of 1997, the Company granted its employees, in a private placement under Section 4(2) of the Act, 182,000 options with a weighted average exercise price of $2.00 per share, which vests ratably over 2-4 years.

(3) During the third quarter, $1,000,000 of the debentures previously issued by the Company were converted into 2,000,000 shares of common stock.
    The debentures, and the common stock issued upon conversion thereof, were issued to foreign investors pursuant to Regulation S promulgated under the Securities Act.

(4) In October 1997, the Company issued warrants to purchase 283,334 shares of common stock at an exercise price of $3.00 per share. The warrants were issued to "accredited investors" in a private offering exempt from registration pursuant to Section 4(2) of the Securities Act.

(5) In October 1997, the Company issued 300,000 shares of common stock to "accredited investors" at a price of $1.00 per share. The common stock was issued in a private offering exempt from registration under Section 4(2) of the Securities Act.

(6) In October and November 1997, the Company issued 450,000 shares of common stock to "accredited investors" at a price of $1.00 per share. The common stock was issued in a private offering exempt from registration under Section 4(2) of the Securities Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

         Exhibit 27 - Financial Data Schedule

         (b)  REPORTS ON FORM 8-K.

         Reports on Form 8-K were filed during the quarter for which this report is filed as follows:

         August 15, 1997- reporting sales of equity security under Regulation S on May 13, 1997, under item 9.

                                  SIGNATURES

     Pursuant to the requirements of the securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHARTER COMMUNICATIONS
                                    INTERNATIONAL, INC.



Date:   November 14, 1997           By:  /s/ Stephen E. Raville
                                         ----------------------------
                                         Chief Executive Officer



Date:   November 14, 1997           By   /s/ Patrick E. Delaney
                                         ----------------------------
                                         Chief Financial Officer