Form 10KSB
period 1997-12-31
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1998-04-01
CIK 842305

THIS DOCUMENT IS A COPY OF THE FORM 10-KSB FILED ON MARCH 31, 1998 PERUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                                EDGAR ONLY TABLE:
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

     /X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934  (FEE  REQUIRED)

For  the  fiscal  year  ended  December  31,  1997

     /  /          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)

For  the  transition  period  from  _____________  to  ____________

                         Commission file number 0-20843

                             CHARTER COMMUNICATIONS
                               INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)

                    NEVADA                             84-1097751
         (State or Other Jurisdiction of              (I.R.S. Employer
          Incorporation or Organization)            Identification No.)
             2839 PACES FERRY ROAD
               ATLANTA, GEORGIA                           30339
      (Address of Principal Executive Offices)          (Zip Code)

                                  770-468-6800
                (Issuer's Telephone Number, Including Area Code)

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

     State  issuer's  revenues  for  its  most  recent  fiscal year: $12,951,422

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of such stock on March 27, 1998, based on the average of the bid and asked prices on that date was $30,495,583.

     The number of shares of the issuer's common stock outstanding on March 27, 1998 was 43,134,776.

                                     PART I

     FORWARD-LOOKING STATEMENTS. This report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as  amended.    Actual  results  could  differ  from  those  projected  in  any forward-looking statements for the reasons detailed in the "Risk Factors" below as well as in other sections of this report on Form 10-KSB. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the Risk Factors and the other information set forth from time to time in the Company's reports on Forms 10-Q, 8-K, 10-KSB and Annual Report to Stockholders.


ITEM  1.          DESCRIPTION  OF  BUSINESS

     GENERAL

     Charter Communications International, Inc. (the "Company"), and its subsidiaries provide enhanced telecommunications products and services, including international private line telecommunications services, switched voice and data products, Internet access, enhanced calling cards and telecommuting
services,  both  domestically  and  internationally.    The  Company's  primary
international focus is in North, Central and South America. The Company believes that the 1996 acquisitions, as outlined below, have combined companies with complementary technology, products and services. These capabilities, now integrated, combine to deliver a unique "solutions oriented" product set that
the  Company  provides  to  businesses  in  its  target  markets.    Additional
information on the products and services offered by the Company and its subsidiaries is set forth below.

     HISTORY  OF  THE  COMPANY

     The Company was incorporated in Nevada on April 10, 1996, as a wholly owned subsidiary of Maui Capital Corporation, a Colorado Corporation ("Maui Capital"). On April 21, 1996, Maui Capital and the Company merged with the Company being the surviving corporation and succeeding to all the business, properties, assets and liabilities of Maui Capital. The effect of the merger of Maui Capital and the Company was to change the name of the corporation and the state of its incorporation.

     Maui Capital had no material assets or liabilities prior to September 1995, when it acquired a Nevada corporation, now called Tops Corporation ("Tops"), in exchange for the issuace of 5,798,391 shares of common stock, 550 shares of Series A Preferred Stock, and warrants to purchase 854,231 shares of common stock. At the time of the acquisition, Tops was engaged, through its subsidiary, Charter Communicaciones Internacionales Grupo, S.A., a Panama corporation ("Charter Panama"), in developing a private line telecommunications system in Panama and pursuing licenses to provide such services in various other Latin American countries.

     In January 1996, the Company acquired Phoenix DataNet, Inc., a Texas corporation ("PDN"), in exchange for $525,000 cash and 150,000 shares of Common Stock. PDN provides Internet access and a full range of Internet services to individual and commercial subscribers, predominately in the Houston, Texas area.

     In March 1996, the Company acquired Phoenix Data Systems, Inc., a Texas corporation ("PDS"), in exchange for 1,000,000 shares of Common Stock. PDS was in the business of designing, installing, modifying and managing computer networks. During 1997, the Company decided to exit the network integration business and the net assets of PDS, including the remaining identifiable intangible assets and goodwill, were written off and included in the Company's Statement of Operations as part of the nonrecurring charge to operating income.

     In September 1996, the Company acquired Overlook Communications International Corporation, a North Carolina corporation ("OCI"), in exchange for 8,999,960 shares of Common Stock. OCI is in the business of reselling long-distance services, providing interactive voice response services and selling prepaid and post-paid calling cards.

     In October 1996, the Company acquired WorldLink Communications, Inc., a Georgia corporation ("Worldlink"), in exchange for 1,850,000 shares of Common Stock. WorldLink is in the business of reselling long-distance services and selling prepaid and post-paid calling cards.

     The Company's principal office is located at 2839 Paces Ferry Road, Atlanta, Georgia, 30339, and its telephone number at such address is (770) 432-6800.

     MISSION

     The Company's mission is to deliver superior telecommunications value through innovative implementation of voice, data, video and Internet technologies. This mission is accomplished by focusing on customer's needs and implementing appropriate technologies to deliver solutions to those needs. The Company provides or intends to provide these solutions throughout the Americas.

     PRODUCTS  AND  SERVICES

     Calling Card Products.  The Company has used its technological capabilities
     ---------------------
to develop a set of consumer calling card products which include pre-paid and post-paid calling cards, pre-paid Internet access cards and enhanced and promotional services cards. The primary target market is the US Hispanic population which, internal market studies have shown, is one of the largest segments of the pre-paid calling card market. However, cards are also marketed to other market segments in both the US and Latin America. By leveraging its relationship with certain Latin American carriers, the Company is able to provide calling cards with originating access from certain Latin American countries, as well as the US. Calling card products are sold through a network of distributors located throughout the US and in Latin America. During 1998, the Company added an enhanced self-contained calling card platform to its network in order to provide additional capacity, speed and reliability. Also during 1998, the Company has formed strategic alliances with certain facilities based carriers in Colorodo, Florida and California in order to expand its network and product offerings.

     International  Private Line (IPL) Services.  The Company currently provides
     ------------------------------------------
or can provide IPL services in Mexico, Panama, Venezuela, El Salvador, Honduras and Costa Rica. The Company also has obtained licenses to provide such services and is in the process of constructing, or intends to construct in the near future, the facilities to provide such services in Guatemala, Nicaragua, and
Peru. The Company's licenses for IPL services are either "on premise" or country "gateway" stations and are composed of a satellite earth station located in the service area and an earth station located in the U.S. Earth stations may be located directly on customer premises or at local telephone company facilities (with users connected to the earth station via local lines). In instances where the local telephone company does not have the capability to provide this local "loop," the Company can provide wireless terrestrial systems to connect to the earth station and will lease this service to the customer on a monthly basis in cooperation with the local telephone company.

     Internet  Services.    The  Company  provides  a complete array of Internet
     ------------------
services including dedicated and dial-up Internet access, virtual web hosting, web page development, e-mail, web commerce, database management and remote Internet access. The Company focuses on providing defined Internet applications to businesses instead of simply selling the underlying component services. When applicable, the Company's Internet Solutions are enhanced through the addition of telephony applications such as Integrated Voice Response (IVR), call center services, and 800 services.

     Telecommuting  Services.    The  Company  can provide complete solutions to
     -----------------------
telecommuting/outsourcing needs. Telecommuting traditionally requires advanced integration of telephony and data services. Most businesses that have employed telecommuting have discovered that there is an array of maintenance, human resource and management issues involved in supporting the program. The Company offers complete turnkey services that include the technical and non-technical aspects of telecommuting in a single program. The Company has demonstrated its ability to successfully implement telecommuting programs with Fortune 500 firms and strongly believes that these services will become increasingly important.

     Dedicated  Switched  Voice  Services.    During  1997, the Company provided
     ------------------------------------
dedicated switched voice services to certain customers. During 1998, in addition to expanding its switched voice services, the Company intends to expand
into  the  carrier  terminating  business.    The  Company  will  leverage  its
relationships and its network in Central and South America to provide high quality, cost competitive services. These services will take advantage of the Company's expanded network and capacity primarily into Mexico, Costa Rica, El
Salvador,  Honduras  and  Panama.


SALES,  MARKETING  AND  DISTRIBUTION

     The Company has three general market categories - major accounts, general business and consumer business and has developed and implemented specific strategies to address each market category.

     "Major Accounts" are mid to large businesses, often national or international in scope, and marketing will be by an internal direct sales organization located in six major metropolitan markets in the US (Atlanta, Houston, New York, Chicago, Los Angeles, Dallas and Washington, D.C.), as well as various Central and South American cities.

     "General Business" consists of small businesses and marketing will be by a local sales organization using traditional advertising (radio, print) to generate consumer awareness. Today, General Business is only pursued in Atlanta, Houston and certain international markets (see International Strategy).

     "Consumer  Business"  is  retail  consumer  sales  and  is  marketed  by distributors or private branding. Existing distributor networks or large consumer products companies are identified which can support the distribution of the Company's products. The products are then sold through these networks to consumers. The distributor largely dictates the promotional and sales efforts. The Company supports such efforts with point of sale materials.

     The Company is strategically positioned to address the markets for its products with both direct and distributor based sales organizations. The Company believes it has a competitive advantage created by its open architecture product platform and infrastructure, which supports the quick development and introduction of new and enhanced product offerings.

INTERNATIONAL  STRATEGY

     The  Company  believes  that  many  Latin  American  countries  have telecommunication infrastructure inadequacies and, as a result, offer the opportunity for the Company to establish and deliver a superior quality telecommunication alternative. The Company's international telecommunications goal is to become the preferred International Private Line (IPL) and Internet carrier in Latin America by focusing on:

     Developing systems in areas where telephone facilities are insufficient. The Company intends to focus on developing and acquiring licenses in markets where the populations are greatest and economic/political conditions are conducive to the economical transmission of private satellite signals. Typically, Latin American governments will only allow the "privatization" of PTT's (Postal, Telephone and Telegraph companys), where it is perceived that additional facilities to serve the business community are needed.

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

     Adapting to new technologies such as digital compression and other network management systems. The Company believes its deployed international network will have the flexibility to adapt to new technologies, such as digital compression and DAMA (Demand Assigned, Multiple Access) space segment management systems, while continuing to maintain its competitive economic advantage.

     As the Company constructs telecommunications facilities in appropriate international markets, a local sales and support organization is established in the local market to sell directly to local customers. When appropriate this organization will jointly market to international organizations with the U.S. sales organization.

INTERNATIONAL  LICENSES

     In most foreign countries in which the Company operates, telecommunications licenses must be held by a corporation organized under the laws of that country. In Panama, Venezuela, Mexico, Honduras, and Costa Rica, the Company has created a corporation in each such country, obtained appropriate licenses with the assistance of local partners and obtained a majority ownership position in exchange for the capital required to build out the system. The Company intends to operate only in Latin American countries where foreign majority ownership of the license-holding corporation is permitted.

     In the case of Venezuela, the Company owns seventy-eight percent of the local corporation. The remaining twenty-two percent of the stock of the Venezuelan corporation is convertible into stock of the Company according to a formula which provides that the Company will issue a number of shares of common stock based upon certain defined performance threshholds which the Venezuelan entity must meet.

     The Company has been successful in negotiating and consummating the license agreements described below in Central and South America.

     PANAMA. Satellite license granted December, 1995 as a joint venture with INTEL (defined below). The Company is authorized to provide international carrier voice and data via the Solidaridad Satellite system. The Company was granted a separate license in December, 1995 by INTEL to provide Internet services retail and wholesale within Panama. These satellite licenses permit the Company to provide "other communications services" which may be agreed on by the parties.

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

     COSTA RICA. The Company has secured licenses to establish and operate "on premise" private satellite earth stations from both RACSA and ICE of Costa Rica. In January 98, an additional license to establish teleport services was issued by RACSA.

     NICARAGUA. The Company has secured licenses to provide internet and teleport services in Nicaragua.

     MEXICO. The Company signed agreements with TELECOMM de Mexico on July 15, 1995 which permit it to provide satellite services within Mexico and for complete use of the Mexican Solidaridad satellite system. In January, 1998, the Company was issued a value added Communications Services licnese by Telecom de Mexico.

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

     PANAMA AGREEMENT. The Company has an agreement (the "Intel Agreement") with Instituto Nacional de Telecomunicaciones de Panama ("Intel"), the national telephone company of the Republic of Panama, pursuant to which it has constructed a digital teleport to provide IPL services for Panamanian customers. The Company invoices and collects revenues from customers at predetermined tariff rates for the services provided and distributes one-half of its gross IPL revenues to Intel.

     The initial term of the Intel Agreement is five years from the date service began for the first customer (January 8, 1996), and will automatically renew for subsequent one year terms unless terminated in writing twelve months prior to the expiration of the current term. The Intel Agreement may be terminated prior to the end of the initial term due to insufficient utilization, failure to perform or comply with the terms of such agreement, and upon other usual and customary conditions. In the event of termination, Intel has the option to purchase the satellite hub facility from the Company based on a value determined by two appraisers, one each being appointed by Intel and the Company. The option price arrived at by the appraisers is to be determined based on the following factors: the cost of replacement equipment; gross revenue for the previous three years; total of the system's current customers; and the net book value of the facility.

     VENEZUELAN AGREEMENT. The Company has an agreement with Commision Nacional de Telecomunicaciones ("Contel") pursuant to which it has constructed a digital teleport to provide IPL services for Venezuelan customers. The term of the contract is for 10 years from March 28, 1997 with a possible extension for an additional term of 10 years. The Conatel Agreement may be terminated prior to the end of the initial term for noncompliance with its provisions. In the event the Agreement is terminated for any reason, all real estate and equipment may become the property of Conatel upon the payment to the Company of the value determined by an independent and expert appraiser selected by mutual agreement of the parties, which amount must be paid within 1 year of the date of such valuation. Pursuant to the license, the Company pays Conatel on an annual basis the equivalent of 1/2 of 1% of gross invoicing for the services provided under the Agreement.

     HONDURAN  AGREEMENT.    The  Company  has  an  agreement  with  Honduran
Telecommunications Company ("HONDUTEL") pursuant to which it provides IPL services in Honduras. The term of the contract is 5 years running from December 5, 1996, and may be extended for subsequent periods of 1 year. The contract may be terminated for failure of the parties to abide by the terms of the contract and a variety of other usual and customary conditions. Payments under the agreement are graduated depending upon transmission velocity and commitments for capacity.

     COSTA RICA AGREEMENT. The Company has an agreement with Instituto Costarricense de Electricidad (ICE) and Radiografica Costarricense S.A. (RACSA) for private satellite stations. The agreements are for five years and renewable subject to legal performance. The Company is obligated to pay Costa Rican tariff for satellite services but a discounted tariff is provided for when the satellite station is provided by the Company. In January, the Company reached agreement with RACSA for teleport services which will avoid the cost of single user private satellite stations. The Company will begin operations of its first teleport in April 98 and has been operating private stations since August 97.

     NICARAGUAN AGREEMENT. The Company has an agreement with the Nicaraguan Government for teleports. This agreement provides the Company the right to sell dedicated international private lines. The Company has also agreed to an international switched voice agreement. A teleport is under construction and will become operational in April 98.

NETWORK  FACILITIES

     Historically, telecommunications networks were implemented in a closed environment using proprietary hardware and software. These "legacy" systems were not designed for the rapid deployment of enhanced services, the support of heterogeneous network elements or adaptation to changing service provider and subscriber requirements. The Company's platform has been assembled with flexibility, reliability, and scale-ability as the basis for all development. It is based on central office technology interfacing in a client/server-based environment. The Company believes that it is this architecture matched with an equally flexible development organization, which is expected to give the Company a competitive advantage.

     INTERNET  NETWORK

     The Company's network has been designed for reliability, high speed, efficient routing and low latency. The Company currently supports 6 Internet access points of presence (POPs) in the United States and four in Latin America. Each POP is located in secured facilities or computer rooms that have 7x24 secured access. Each POP has high performance Cisco or Xyplex routers with multiple redundant Unix based servers on an FDDI ring. Dial in access facilities are provided via fully managed Motorola modems. Each facility is backed up by UPS, Uninterupted Power Supply, backup generators, and dual entrance fiber facilities when available.

     SATELLITE  NETWORK

     The Company's satellite network is comprised of a series of large mutli-user fixed satellite ground stations as well as a number of smaller single user on-premise satellite ground stations.

     The Houston facility acts as the primary network control center. The Houston facility is outfitted with two satellite ground stations designed to support C-band communication links between Central/South America and the United States and a Ku-band ground earth station used to carry services from the United States to Mexico. The system has been sized with growth in mind and can easily be expanded should growth surpass Company projections.

     The Company uses Metropolitan Fiber Systems ("MFS"), Cable & Wireless, Bell South and Southwestern Bell, on an as needed basis, to accommodate extension of its satellite based service to any office site customer facilities. Use of these providers permits the Company to be an "On Net" facility able to offer competitive terrestrial connections to its US customer base.

     All of the Company's satellite services are carried over the Solidaridad satellite system. The Solidaridad system is a Mexican owned and operated satellite system that offers a broad coverage area from the US to Agrentina that supports the Company's stated mission, of servicing the Central/South American community with first class communications services. Through the Company's agreements with the Mexican government it can offer space segment to support services via Solidaridad 1 or 2 to any locations covered by either of these satellites.

     TELEPORT  SERVICES

     The Company operates teleports in Panama, Venezuela and the United States. Teleports are under construction in Colon, Panama, San Jose, Costa Rica and Mananagua, Nicaragua. All will become operational during April 98. During 1998 the Company anticipates additional teleports wil be constructed in El Salvador, Mexico, Honduras, Venezuela and Columbia. However, construction will begin only if and when adequate capital sources have been arranged.

     The teleports are capable of prividing international satellite services within Latin America, the Carribean and the United States.

     The teleports also provide the Company with the ability to provide high quality internet services.

     ENHANCED  VOICE  FACILITIES

     The Company's enhanced voice services are provided via dual Summa 4 switches driven by Unix host integrated with a SQL server backend. IVR, Intractive Voice Response, capability is provided using Dialogic technology and again supported with a SQL backend. These technologies are integrated with the Company's Internet capability through a combination of dedicated point-to-point and co-located facilities.

     The Company recently added an enhanced self contained calling card platform to its network, which provides additional capacity, speed and reliability.

     COMPETITION

     The Company operates in extremely competitive service and geographical markets which are influenced significantly by larger industry participants and are expected to become more competitive in the future. There are no substantial barriers to the entry of additional participants into any of the services in which the Company competes in the US. In general, provision of service in Central and South America requires a license from the local PTT.

     TELECOMMUNICATIONS

     The Company is seeking international telecommunications licenses in various foreign countries. The Company faces competition for such licenses from major international telecommunications entities as well as from local competitors in
each  country.    If  a  communications  license  is  obtained,  the  Company's international telecommunications operations will face competition from existing government owned or monopolistic telephone service companies, and from other operators who receive licenses. The Company may also face significant potential competition from other communication technologies that are being or may be developed or perfected in the future. Some of the Company's competitors have substantially greater financial, marketing, and technical resources than does the Company. Accordingly, there can be no assurance that the Company will be able to obtain any additional licenses or that its international telecommunication operations will be able to compete effectively.

     The Company competes with (i) IXCs engaged in the provision of long-distance access and other long-distance resellers and providers, including large U.S. carriers, (ii) foreign PTTs, (iii) other marketers of international long-distance and call reorigination services, (iv) wholesale providers of international long distance services, (v) alliances for providing wholesale carrier services, (vi) new entrants to the long distance market such as the regional telephone operations companies (RBOCs) in the United States, who have entered or have announced plans to enter the U.S. interstate long-distance market pursuant to recent legislation authorizing such entry, and utilities, and
(vii)  small  resellers  and  facility-based  IXCs.    Many  of  the  Company's
competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company.

     Because of their close ties to their national regulatory authorities, foreign PTTs and newly-privatized successors thereto can influence their national regulatory authorities to the detriment of the Company. With the increasing privatization of international telecommunications in foreign countries, it is also possible that new foreign service providers, with close ties to their national regulatory authorities and customer bases, will enter into competition with the Company, or that PTTs will become deregulated and gain the pricing flexibility to compete more effectively with the Company. The ability of a deregulated PTT to compete on the basis of greater size and resources and long-standing relationships with customers in its own country could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     Competition for customers in the Company's telecommunication markets is primarily on the basis of price and, to a lesser extent, on the basis of the type and quality of service offered. Increased competition could force the Company to reduce its prices and profit margins if the Company's competitors are able to procure rates or enter into service agreements comparable to or better than those the Company obtains, or to offer other incentives to existing and potential customers. Similarly, the Company has no control over the prices set by its competitors in the long-distance resale carrier-to-carrier market. The
Company could also face significant pricing pressure if it experiences a decrease in its market share of international long-distance traffic, as the Company's ability to obtain favorable rates and tariffs depends, in large part, on the volume of international long-distance call traffic the Company can generate for third-party IXCs. There is no guarantee that the Company will be able to maintain the volume of domestic and international long distance traffic necessary to obtain favorable rates and tariffs. In addition, the Company is aware that its ability to market its carrier services depends upon the existence of spreads between the rates offered by the Company and those offered by the IXCs with whom it competes as well as those from whom it obtains service. A decrease in such spreads could have a material adverse effect on the Company's business, financial condition or results of operations.

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

REGULATION

     TELECOMMUNICATIONS

     While the domestic interstate long-distance business is generally not subject to substantial regulation, domestic intrastate service is subject to regulation that varies by state and can be substantial. The international long-distance business is subject to the jurisdiction of the FCC at the US end and at the foreign end foreign governments, some of which limit or prohibit the Company's services. Local laws and regulations differ significantly among the foreign jurisdictions in which the Company operates, and the interpretation and enforcement of such laws and regulations vary and are often based on the informal views of the local government ministries which, in some cases, are subject to influence by the local PTTs. Accordingly, in certain of the Company's principal existing and target markets, there are laws and regulations that either prohibit or limit, or could be used to prohibit or limit, certain services the Company markets. The Company intends to provide its services to the maximum extent it believes permissible under applicable local laws and regulations and the licenses it has obtained. There can be no assurance that a portion of the services the Company markets and provides will not be or will not continue to be prohibited in certain jurisdictions.

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

     The Telecommunications Act of 1996 (the "1996 Telecommunications Act") substantially alters the regulatory framework for the telecommunications industry for domestic and international telecommunications services. The Company cannot predict the ultimate effects of this legislation or the outcome of the FCC rulemakings required by the 1996 Telecommunications Act. The legislation does not impose substantial regulatory burdens on the Company's international long-distance, Internet access or domestic interstate telecommunications operations. However, depending on the outcome of FCC rulemakings required by the 1996 Telecommunications Act, the Company will be subjected to additional regulatory requirements, including that it contribute some portion of its telecommunications revenues to subsidy mechanisms for universal service. In addition, the legislation could result in increased competition and affect interconnections and costs. Although the Company does not believe that these changes will have a material effect on its business, no assurance can be given at this time regarding the extent or impact of such changes.

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

     The Telecommunications Act of 1996, will allow local exchange carriers, including RBOC's, to provide inter-LATA long distance service and also grants the FCC the authority to deregulate other aspects of the telecommunications industry. The Company is classified by the FCC as a non-dominant carrier for its common carrier telecommunications services. The Company has applied for and received all necessary authority from the FCC to provide international telecommunications service. The FCC reserves the right to condition, modify, or revoke such international authority for violations of the Federal Communications Act or the FCC's rules and policies.

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

     As a telecommunications carrier, the Company will be required to contribute to universal service funds established by the FCC, the states or both. Federal contribution factors have been established by the FCC and have become effective. Federal universal service requirements are now under review by both Congress and appellate court. Whether the Company's universal service contributions can be passed on to customers depends upon the competitive carrier market and potential FCC regulation. Certain states are in the porcess of determining what universal service contribution requirements to adopt and others have already made such determinations. Current proposals to change the universal service support system do not entail the imposition of universalservices fees on enhanced service providers. However, there can be no guaranteethat such fees will not be assessed in the future. Similarly, individual statesmay determine that enhanced services providers should be required to contributeto state universal service funding mechanisms.

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

     The Company has made the filings and taken the actions it believes are necessary to become certified or tariffed to provide intrastate long distance and card services to customers throughout the United States except for Hawaii and Alaska. The Company has received authorization to provide intrastate long distance and card services in 46 states and the District of Columbia.

     The Company uses LEC, Local Exchange Carrier, networks to connect its Internet customers to its POPs. Under current federal and state regulations, the Company and its Internet customers pay no charges for this use of the LECs' networks other than the flat-rate, monthly service charges that apply to basic telephone service. The LECs have asked the FCC to change its rules and require Internet access providers to pay additional, per minute charges for their use of local networks. Per minute access charges could significantly increase the Company's cost of doing business and could, therefore, have a material adverse effect on the Company's business, financial condition or results of operations. The FCC is currently considering whether to propose such rule changes.

     OTHER  OVERSEAS  MARKETS

     The Company is subject to the regulatory regimes in each of the countries in which it conducts business. Local regulations range from permissive to
restrictive,  depending  upon  the  country.    In  general,  provision  of
telecommunications services in these countries is permitted only through obtaining proper licesure and service is limited to that specifically provided for within the license. The World Trade Organization Basic Telecommunications Agreement ("WTO Agreement"), which became effective in February 1998, is intended to open foreign telecommunications markets of signatory countries. The Company cannot predict whether or how the WTO Agreement will be implemented by foreign governments.

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

     EMPLOYEES

     As of March 31, 1998, the Company had 127 full-time employees and 14 part-time employees. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

RISK  FACTORS

     Limited  Operating  History;  Operating  Losses.    The  Company has only a
     -----------------------------------------------
limited history upon which an evaluation of it and its prospects can be based. Although the Company has experienced substantial revenue growth since the inception of its business in April 1995, it has incurred losses totaling approximately $21,605,578 as of December 31, 1997. As of December 31, 1997, the Company had stockholder's equity of $14,376,403. The Company expects that it will continue to incur net losses at least through the end of the second quarter of 1998. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability on either a quarterly or annual basis.

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

     Need  for  Additional  Capital  to Finance Growth and Capital Requirements.
     --------------------------------------------------------------------------
The Company must continue to enhance and expand its network in order to maintain its competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. The Company's ability to grow depends, in part, on its ability to expand its operations through the establishment of new POP's and earth stations, each of which requires significant advance capital equipment expenditures as well as advance expenditures and commitments for leased telephone company facilities and circuits and advertising. The Company will need to raise additional capital from equity or debt sources to fund its anticipated development. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations and its ability to compete.

     Risks  of  Growth and Expansion.  The number of the Company's employees has
     -------------------------------
grown rapidly and several members of the Company's current management team have joined the Company recently. The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's management, administrative, operational, financial and technical resources and increased demands on its systems and controls. The Company believes that it will need, in the long term, to hire additional qualified administrative management personnel in the accounting and finance areas to manage its financial control systems. In addition, there can be no assurance that the Company's operating and financial control systems, infrastructure and existing facilities will be adequate to support the Company's future operations or maintain and effectively monitor future growth. Failure to manage the Company's growth properly could have a material adverse effect on the Company's business, financial condition or results of operations.

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

     Dependence  on  Key Personnel; Need to Hire Additional Qualified Personnel.
     --------------------------------------------------------------------------
The Company is highly dependent on the technical and management skills of its key employees, including technical, sales, marketing, financial and executive personnel, and on its ability to identify, hire and retain additional personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain existing personnel or identify or hire additional personnel. In addition, the Company is highly dependent on the services of Stephen E. Raville, Chairman of the Board and Chief Executive Officer; David G. Olson, Chief Operating Officer; William C. Comee, Director of International Operations; and Patrick E. Delaney, Chief Financial Officer. The loss of the services of any of them could have a material adverse effect on the Company's business, financial condition or results of operations.

     Shares  Available for Future Sale.  The Company has financed its operations
     ---------------------------------
and acquisitions principally through the issuance of securities in "private placements" exempt from registration under federal and applicable state securities laws. As a consequence, approximately 55% of the Company's issued
and   outstanding   common   stock   at   March   31,  1998   are   restricted
securities which cannot be resold except in compliance with similar exemptions from federal and applicable state securities laws. Under Rule 144 as currently in effect, restricted securities are generally available for public resale after such securities have been held by the purchasers thereof for a period of one year. After the expiration of the one year holding period, such securities may be sold in "broker's transactions" provided that certain requirements are met and that the sales by a holder of such securities during any three month period do not exceed the greater of one percent (1%) of the then issued and outstanding shares of the issuer or the average weekly trading volume of such shares in the over-the counter market during the four calendar weeks preceding the date on which a notice of such sale is sent to the Securities and Exchange Commission. At the end of two years, persons not "affiliated" with the issuer may sell restricted securities without regard to the volume limitations imposed by Rule
144. Persons "affiliated" with the issuer are persons deemed to be in control of the issuer, including executive officers, directors and ten percent or greater shareholders; such persons may sell shares only in compliance with the requirements of Rule 144, including the volume limitations imposed thereby, regardless of the length of time such securities have been held. As of March 31, 1998, approximately 36% of the Company's issued and outstanding stock is held by affiliates. Most of the Company's common stock either has or will become available for sale in the next twelve months. The large numbers of the Company's shares which have or will become available for public sale in the near future, along with the demand and piggyback registration rights granted by the Company (described elsewhere herein) create the possibility of volatility in the market for the Company's stock and the possibility of adverse effects on the prevailing market price of the Company's stock.

     Dependence  on  Technological  Development.  The markets the Company serves
     ------------------------------------------
are characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new service and product introductions. There can be no assurance that the Company can successfully identify new service opportunities and develop and bring new products and services to market in a timely and cost-effective manner, or that products, services or technologies developed by others will not render the Company's products, services or technologies noncompetitive or obsolete. In addition, there can be no assurance that product or service developments or enhancements introduced by the Company will achieve or sustain market acceptance or be able to effectively address the compatibility and inoperability issues raised by technological changes or new industry standards.

     The Company is also at risk to fundamental changes in the way Internet access services are delivered. Currently, Internet services are accessed primarily by computers through telephone lines. However, several companies have introduced delivery of Internet access services through cable television lines. If the Internet becomes widely accessible by cable modem, screen-based telephones, television or other consumer electronic devices, or customer requirements change the way Internet access is provided, the Company will need to develop new technology or modify its existing technology to accommodate these developments. Required technological advances by the Company as the industry evolves could include compression, full motion video, and integration of video, voice, data and graphics. The Company's pursuit of these technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its Internet service business to alternate access devices and conduits.

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

     Dependence on Suppliers.  The Company is dependent on third party suppliers
     -----------------------
of hardware and network connectivity for many of its products and services and generally does not have long-term contracts with suppliers. Certain of these suppliers are or may become competitors of the Company, and such suppliers are not subject to restrictions upon their ability to compete with the Company. To the extent that any of these suppliers change their pricing structure or terminate service, as did Sprint in December 1996, the Company may be adversely affected. The Company is dependent upon third party providers which are the primary providers to the Company of data communications facilities and capacity and lease to the Company physical space for switches, modems and other equipment. If these suppliers are unable to expand their networks or unwilling to provide or expand their current level of service to the Company in the future, the Company's operations could be adversely affected.

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

     International  Expansion.  The Company's strategy includes expansion of its
     ------------------------
business into international markets. There can be no assurance that the Company will be able to obtain the permits and operating license, if any are required, necessary for it to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In many countries, the Company may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully conduct its operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition or results of operations.

     New  and  Uncertain  Market.  The market for Internet connectivity services
     ---------------------------
and related software products is in an early stage of growth. Since this market is relatively new and because current and future competitors are likely to introduce Internet connectivity and/or online services and products, it is difficult to predict the rate at which the market will grow or at which new or increased connection will result in market saturation. The novelty of the market for Internet access services may also adversely affect the Company's ability to retain new customers, as customers unfamiliar with the Internet may be more likely to discontinue the Company's services after an initial trial period than other subscribers. If demand for Internet services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, operating results and financial condition will be adversely affected.

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

     Risk  of  System  Failure.  The success of the Company is largely dependent
     -------------------------
upon  its  ability to deliver high quality, uninterrupted access to the Internet
and  other  telecommunication  services.    Any  system  failure  that  causes
interruptions in the Company's operations could have a material adverse effect on the Company. The Company has experienced failure relating to individual POP's and the Company's customers have experienced difficulties in accessing, and maintaining connection to the Internet. The backbone of the Company's network, in addition to the Company's overall telecommunications and Internet network, is currently leased from certain suppliers, such as IXC, LCI, Digex, MCI, Sprint and Worldcom. If these suppliers are unable to expand their networks or are unwilling to provide or expand their current level of service to the Company in the future, the Company's operations could be adversely affected. As the Company attempts to expand its network and data traffic grows, there will be increased stress on network hardware and traffic management systems. However, there can be no assurance that the Company will not experience failures relating to individual POP's or even failure of the entire network. The Company's operations also are dependent on its ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and cause unforeseen strains upon the network. The Company attempts to minimize customer inconvenience in the event of a system disruption by high quality services and redundancy. However, significant or prolonged system failures, or difficulties for subscribers in accessing, and maintaining connection with the Internet could damage the reputation of the Company and result in the loss of subscribers. Such damage or losses could have a material adverse effect on the Company's ability to obtain new subscribers and on the Company's business, financial condition or results of operations.

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

     Security Risks.  Despite the implementation of network security measures by
     --------------
the Company, such as limiting physical and network access to its routers, its telecommunications infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruption, delays or cessation in service to not only the Company's Internet customers, but also the Company's telecommunication users. Furthermore, such inappropriate use of the voice and data systems by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers and other parties which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have included incidents involving hackers by-passing fire-walls by posing as trusted computers and involving the theft of information. Alleviating problems caused by computer viruses, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by the Company, which could
have  a  material  adverse  effect  on  the  Company.    Moreover,  until  more
comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and the Company's customer base and revenues in particular.

     Potential Liability for Information Disseminated Through Network.  Internet
     ----------------------------------------------------------------
service providers face potential liability of uncertain scope for the actions of subscribers and others using their systems, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. For example, an action against Prodigy alleging libel and negligence in connection with an electronic message posted by a Prodigy subscriber through Prodigy's Internet access system presents the potential for increased focus and attempts to impose liability upon Internet service providers for information, messages and other materials disseminated across and through their systems. The Company carries errors and omissions insurance; however, such insurance may not be adequate to compensate the Company for all liability that may be imposed. Any imposition of liability in excess of the Company's coverage could have a material adverse effect on the Company. In addition, recent legislative enactments and pending legislative proposals aimed at limiting the use of the Internet to transmit indecent or pornographic materials could, depending upon their interpretation and application, result in significant potential liability to Internet access and service providers including the Company, as well as additional costs and technological challenges in complying with any statutory or regulatory requirements imposed by such legislation.

     Fluctuations  in  Quarterly  Operating  Results.    The Company's quarterly
     -----------------------------------------------
operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the
Company's  control.    These  factors  include  general  economic  conditions,
acceptance and use of the Internet, user demand for long distance telecommunication services, capital expenditures and other costs relating to the expansion of operations, the timing of new product announcements by the Company or its competitors, changes in pricing strategies by the Company or its competitors, market availability and acceptance of new and enhanced versions of the Company's or its competitors' products and services and the rates of new subscriber and customer acquisition and retention. These factors could also have a material adverse effect on the Company's annual results of operation and financial condition.

     Voltility  of  Stock Price.  The market price of the Company's Common Stock
     --------------------------
may be highly volatile. The "public float" of the Company's common stock is a relatively small percentage of the total issued and outstanding shares of common stock and substantial numbers of shares have been subject to restrictions on transfer which have either recently terminated or will terminate in the near future. Factors such as variations in the Company's revenue, earnings and cash flow and announcements of new service offerings, technological innovations or price reductions by the Company, its competitors or providers or alternative services could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock markets recently have experienced significant price and volume fluctuations that particularly have affected companies in the technology sector and resulted in changes in the market price of the stocks of many companies that have not been directly related to the operating performance of those companies.

     Ability  of  Management  to Dictate Corporate Policy and the Composition of
     ---------------------------------------------------------------------------
the  Board  of  Directors.    Management  and  certain  members  of the Board of
-------------------------
Directors of the Company own or control, directly or indirectly, approximately 36% of the issued and outstanding shares of the Common Stock of the Company. The Articles of Incorporation and Bylaws of the Company provide that: (1) the presence of a majority of the shareholders eligible to vote is required to constitute a quorum at shareholders' meetings; (2) the vote of the holders of a majority of the shares present at a meeting where a quorum is constituted is required to adopt any resolution, unless a greater percentage is required by statute, in which case a majority of the outstanding shares will be required;
(3) shareholder action may be taken by written consent, without prior notice, signed by the holder(s) of the number of shares necessary to approve such action; and (4) voting is noncumulative. As a consequence of the concentrations of stock ownership in the hands of such persons, they have the ability to significantly influence corporate policy, the persons elected to the Board of Directors of the Company and may be able to block certain corporate actions.

     Year  2000.    The  Year  2000  Issue  is a problem resulting from computer
     ----------
programs being written using two digits rather then four digits to define the applicable year. Date-sensitive software may recognize a date using 00 as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has addressed and continues to assess the impact of the Year 2000 Issue on its reporting and operating systems. Due to the proprietary nature of many of the Company's operating platforms, including its billing and accounts receivable, systems, the Company has limited reliance on external vendors and third party network providers with Year 2000 exposure. The Company has addressed programming issues to ensure that its programs are capable of handling the change that will result from the turn of the century. Any costs incurred with the Year 2000 compliance are being expensed as incurred and are not expected to be material to the financial statements.

     No  Dividends.    The  Company  does  not  anticipate  that it will pay any
     -------------
dividends in the foreseeable future but plans to reinvest in the Company's business any funds which might otherwise be available for the payment of dividends. The payment of dividends out of legally available funds thereafter, if such funds are available, will be at the discretion of the Company's Board of Directors.

ITEM  2.      DESCRIPTION  OF  PROPERTY.

     The Company has its principal offices in Houston, Texas and Atlanta, Georgia. The Company leases approximately 10,000 square feet of office space at 17100 El Camino Real, Houston, Texas 77058. The lease is for an initial term of five years and expires on June 30, 2001, unless the Company exercises its contractual  right  to  renew  the  lease for two additional terms of five years
each.    The  monthly  rental  under  the  lease  is  currently  $9,800.

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

     Since mid-1996, the Company has been negotiating with Sprint Communications L.P. (" Sprint ") to resolve a dispute involving Sprint's past services to the Company. On March 11, 1997, Sprint sent a letter to the Company, claiming that the Company owes Sprint $4,044,835 for telecommunications services already provided. As of December 31, 1996, the Company had accrued the entire amount which Sprint claimed was due. During 1997, the Company reached a settlement with Sprint to pay $100,000 down and $50,000 per month for 18 months for a total of $1,000,000 with release of all claims regarding the remaining balance. The settlement is expected to be memorialized in the second quarter of 1998, at which time payments will commence.

     During 1997, the Company was party to arbitration proceedings related to an employee terminated subject to an employment contract. The arbitrator ruled in favor of the employee and awarded approximately $300,000 plus 80,000 options to purchase the Company's stock at a price of $6.00 per share.

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

                                     PART II

ITEM  5.      MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's Common Stock is traded in the over-the-counter market. The table set forth below reflects high and low closing bid prices on a quarterly basis for the period beginning January 1, 1996 and ending December 31, 1997. The quotations in the following table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


1997                  HIGH BID LOW BID
      First Quarter     3.312    1.25
      Second Quarter     2.75    .875
      Third Quarter      2.50   1.287
      Fourth Quarter    2.625  1.1875
1996
      First Quarter     3.375     .50
      Second Quarter     7.75    3.25
      Third Quarter      6.25   4.625
      Fourth Quarter    5.375  1.4375
      ==============  =======  ======

     As of March 31, 1998, the Company's common stock was held by approximately 325 holders of record. The Company estimates that it has a significantly larger number of shareholders because a substantial number of the Company's shares are held by broker-dealers for their customers in street name. The Company has not paid any cash dividends on its common stock to date. There are no restrictions which limit the Company's ability to pay cash dividends on its common stock; however, the Company's current policy is to retain earnings to provide funds for the operation and expansion of its business.

Item  6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Over the next twelve months, the Company plans to pursue the expansion of its International Private Lines, Telecommute Solutions, Long Distance Telephone,
Calling  Card,  and  Internet   Access   services.  The   Company   intends  to
Capitalize on the growing demand for these services and gain market share by building its subscriber base both domestically and internationally. Management believes the expansion will be accomplished through the acquisition of additional licenses and concessions allowing the Company to provide these services both in the United States and in targeted Latin American countries. The Company intends to aggressively pursue new customers by combining the highest possible level of service with an expanded sales force and intensive marketing efforts. After thoroughly investigating market demand, the Company intends to expand in major cities in the United States ( US ) and Latin America. Strategic alliances have been and will continue to be formed with local business groups and individuals to create successful operations within the respective target Latin Countries.

     Subject to the capital limitations discussed below, the Company intends to continue to build an International Private Line communication network that will provide voice, data, facsimile, Internet, intranet, telecommuting, and video services to government and commercial organizations operating throughout the United States and Latin America. The building of this private line network is complementary to the Company's objective of providing Internet access services. The Company is currently licensed to provide various telecommunication services in the US, Peru, Honduras, Venezuela, Mexico, El Salvador, Guatemala, Nicaragua Costa Rica, and Panama. As of December 31, 1997, the Company is providing telecommunication and/or Internet service in the United States, Panama, Venezuela, El Salvador, Costa Rica and Mexico and will shortly begin providing service in Nicaragua. Over the next twelve months, the Company intends to seek, through public and private markets, an additional $2-3 million to build - out and operate facilities in these and other countries. The Company will, however, only begin expansion on a project by project basis upon securing appropriate financing. While the Company's telecommunication business in Latin America is currently focused on the provision of international private lines and internet services, it is actively pursuing other opportunities to provide long distance services in Latin American countries.

     The Company intends to vigorously pursue expansion of its telecommuting services through its subsidiary Telecommute Solutions. After thorough research, the Company believes demand for telecommuting services in the US will grow significantly as a result of corporate pressure to reduce operating cost, comply with government regulation, and attract and retain employees. The Company has developed a complete turnkey telecommuting solution, which is scalable and can be deployed nationally. In November 1997, the Company signed a master agreement with a Fortune 100 financial services corporation to provide telecommuting outsourcing services. The first telecommuters were brought online under this agreement in the first quarter of 1998. The Company intends to expand this line of business through its direct sales force, located in major metropolitan areas (Atlanta, Houston, New York, Chicago, Los Angeles, Dallas and Washington, D.C.), where telecommuting is of greatest demand, and through strategic alliances with equipment vendors, consultants and Regional Bell Operating Companies. The Company intends to seek, through public and private markets, $5 - $10 million in order to fund expansion of its telecommuting network and services in additional cities.

       The Company's calling card business is expanding. During 1997, by leveraging its relationship with certain Latin American carriers, the Company was able to introduce calling cards with originating access from certain Latin
American  countries.    During  1998,  the  Company  has  added  an  enhanced
self-contained calling card platform to its network in order to provide additional capacity, speed and reliability. Also, the Company has formed strategic alliances with certain facilities based carriers in Colorodo, Florida and California in order to expand its network and product offerings.

     The Company's Internet business continues to expand both domestically and in Latin America. In March of 1996, the Company formed Phoenix DataNet de Panama, S.A. and commenced the offering of Internet services to business and residential customers in Panama City, Panama. In December of 1996, the Company began offering Internet Service in Caracas, Venezuela. Shortly, the Company will begin to offer Internet service in Colon, Panama. The Company anticipates it be required to spend approximately $130,000 per site in order to provide Internet services in the other Latin American sites targeted for private line services.

     See    "Liquidity and  Capital Resources" for a discussion of the Company's ability  to  meet  these  capital  needs.

RESULTS  OF  OPERATIONS

     The  following  table sets forth certain financial data for the years ended
December 31, 1997 and 1996. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.


                                       DECEMBER 31,       DECEMBER 31,
                                          1997                1996
                                           % of Revenues           % of Revenues
Revenues

Communications services       $     9,379         72.5%  $  3,162        38.4%

Hardware and software                 369          2.8      2,356        28.6
    sales
Internet connection services        2,748         21.2      1,827        22.2
Network services                      455          3.5        886        10.8
                              -----------                --------
          Total revenues           12,951        100.0      8,231       100.0
Cost and expenses:
   Cost of services                 9,482         73.2      4,342        52.8
   Cost of hardware
        and software                  284          2.2      1,933        23.5
   Selling, general,
   and administrative               8,766         67.7      7,816        95.0
   Nonrecurring
      charges                       2,677         20.7          -           -
   Depreciation and
        amortization                2,995         23.1      1,429        17.4
                              -----------  ------------  --------  -----------
   Total costs
         and expenses              24,204        186.9     15,520       188.7

Operating loss                   <11,253>       <86.9>    <7,289>      <88.7>
                              -----------  ------------  --------  -----------
Minority interest                       -            -         13         0.3

Interest expense, net               <481>        <3.7>      <482>       <5.9>

Extinguisment of                    <242>        <1.9>          -           -
   debt                       -----------  ------------  --------  -----------
Net Loss                         <11,976>       <92.5>    <7,758>      <94.3>
                              -----------  ------------  --------  -----------

Net loss per share            $     <.39>                $  <.51>

Shares used in computing
net loss per share:            31,084,693              15,088,376


     In the first quarter of 1996, the Company's first international private line customers went on - line, the acquisitions of Phoenix DataNet and Phoenix Data Systems were completed, and the military phone centers in Panama were purchased. During the third quarter of 1996, the Company completed the acquisitions of OCI and Worldlink. These acquisitions are more fully described in Footnotes to the Financial Statements (Item 7) and Forms 8-K filed previously by the Company.

     Consolidated revenues for the combined lines of business for the years ended December 31, 1997 and 1996 were $12,951,000 and $8,231,000, respectively. The increase in revenue is principally related to the acquisitions in 1996 and relative change in revenue mix. Cost of services and hardware and software costs were $9,766,000 in 1997 and $6,275,000 for the comparable period in 1996 yielding a gross profit margin of 24.6% for 1997 and 23.8% for the same period in 1996. Gross profit margins were adversely effected in the first and fourth quarters of 1997, respectively, by a delay in the implementation of the Company's least cost routing plan to improve network costs and by reduction of prices in anticipation of lower costs on international traffic, which were not realized during the quarter. The Company expects gross profit margins to improve further during 1998 as its international least cost routing plan is further implemented and as higher margin product sales, such as private line and telecommuting services, grow.

     Selling, general, and administrative ( SG&A ) expenses for 1997 were $8,766,000 or 67.7% of sales compared to $7,816,000 or 95.0% of sales for 1996.
The overall increase in SG&A expenses was primarily attributable to acquisitions and expansion of the Company's operations. Growth in SG&A from 1996 to 1997 was 12.2%, while growth in revenue for the same period was 57.3%. The Company anticipates benefiting further from economies of scale, as costs such as salaries and wages are not expected to increase in direct proportion to increases in revenues. Additionally, management anticipates cost reduction as a result of certain cost control efforts, including a reduction of the workforce, implemented during the last quarter of 1997 and first quarter of 1998.

     Depreciation and amortization expense was $2,995,000 for 1997 compared to $1,429,000 for the prior year. The increase is attributable to the increase in property, plant and equipment related to the acquisitions and expansion of operations and the amortization associated with the acquisitions completed during 1996.

     Interest expense was $481,000 and $482,000 for the years ended December 31, 1997 and 1996. Interest expense for 1997 was primarily from the 12% Senior Subordinated Notes, Convertible Debentures, bank credit facilities and financing lease obligations. The Company is seeking additional debt financing, which may result in additional indebtedness, and as such, an increase in interest expense. Such financing traditionally contains interest rates tied to the prime interest rate. Increases in the prime rate could increase interest expense and negatively affect the Company's earnings. The Company incurred a $242,000 loss on extinguishment of debt in relation to the conversion of a portion of its 12% senior subordinated debentures, which had been reported net of discount at the time of the conversion.

     There was no income tax benefit recorded in either 1997 or 1996, as management recorded a valuation reserve due to the uncertainty of the timing of future taxable income. The net losses for the years ended December 31, 1997 and 1996 were $11,976,000 and $7,758,000, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to affiliates and outside investors. The Company intends to raise the balance of required funding through various sources including, but not limited to, the exercise of warrants and private placements of debt and/or equity. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company, or at all.

     During the first quarter of 1997, the Company had a private placement offering of its common stock and received cash in the amount of approximately $4.5 million and reduced its liabilities (through the conversion of debt and current liabilities to common stock) by approximately $3.4 million. All conversions were effected at the rate of one dollar of the liability to one share of common stock. During the second quarter of 1997, the Company raised $1 million through a private placement of its common stock and $1 million through the issuance of convertible debentures in a foreign market. During the third quarter of 1997, the Company raised $1,180,000 through a private placement of convertible debentures. During the fourth quarter of 1997, the Company raised $300,000 through a private placement of its common stock and $2.1 million net proceeds through a sale leaseback of certain designated assets. These funds were used to partially offset a net operating cash flow deficiency of approximately $6,470,000 through December 31, 1997, as well as capital expenditures of $2,577,000, and repayment of lines of credit and loans from shareholders in the amount of $1,161,000 and $282,000, respectively.

     Subsequent to year end, the Company completed a private placement offering of 9,000,000 shares of common stock at a price of $.50 per share for proceeds totaling $4,500,000 (4,000,000 shares included in this offering were purchased by directors), entered into an additional sale leaseback transaction of certain assets for proceeds totaling approximately $400,000, and entered into a Receivable Purchase Facility Agreement, which enables it to sell its receivables to the purchaser, up to the maximum facility amount of $600,000. Receivables are sold at 80% of book value with the additional 20% representing collateral until the receivables are paid, repurchased or substituted with other receivables, at which time the 20% is returned to the Company. Interest accrues on the purchase amount at a rate of prime (8.5% at December 31, 1997) plus 2%, per annum, until the receivables are paid, repurchased or substituted. As of the date of this report, the Company has received approximately $600,000 for receivables sold under this facility.

     The Company estimates that it will need approximately $7.5 million to fund existing operations including approximately $1 million through April 1998 to fund operating cash deficiencies, $1.5 million to fund debt due in 1998, $1 million to fund the Sprint and employment arbitration settlements and $4 million to fund 1998 capital expenditures. Through March 31, 1998, the Company has raised approximately $5.5 million. The Company intends to raise the remaining $2 million through additional debt and equity private placements and exercise of warrants. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations. At December 31, 1997, the Company had a significant working capital deficit and at times has borrowed funds and sold equity to affiliates/shareholders to fund essential obligations. While the Company has been able to fund such essential obligations to date and while management believes its current business activity is such that operating funds will be available to it as needed to continue operations and to fund planned growth, no assurance can be given that the Company will be able to raise such funds on a timely basis or at all. Failure to raise such funds could have material adverse consequences to the Company and its continuing and planned operations.

     Any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on the Company's liquidity and capital resources and would either require the Company to raise additional capital from public or private equity or scale back operations. The Company does not currently have adequate resources available to achieve all of the potential expansion plans noted in Management's Discussion and Analysis and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated
opportunities,  such  as   acquisitions  of  complementary  businesses  or  the
development  of   new  products,  or  to  otherwise  respond  to  unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In February, 1997, the Financial Accounting Standards Board ( FASB ) issued Statement 128, "Earnings per share" ("SFAS 128"). This standard requires the computation of basic earnings per share using only the weighted average common shares outstanding, and diluted earnings per share, using the weighted average common shares outstanding, adjusted for potentially dilutive instruments using either the if converted or treasury stock method as appropriate if dilutive. This statement is effective for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented. Effective with the fourth quarter of 1997, the Company adopted SFAS 128. The adoption of this statement had no effect on the Company, as for all periods the effect of any dilutive instruments was antidilutive. Accordingly, for all periods presented basic and diluted earnings per share are the same.

     In July 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income ( SFAS 130 ), and No. 131, Disclosures About Segments of an Enterprise and Related Information ( SFAS 131 ). Both statements are effective for fiscal years beginning after December 15, 1997. The Company does not expect SFAS 130 and 131 to have a material impact on the Company's financial statements.

YEAR  2000

     The Year 2000 Issue is a problem resulting from computer programs being written using two digits rather then four digits to define the applicable year. Date-sensitive software may recognize a date using 00 as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has addressed and continues to assess the impact of the Year 2000 Issue on its reporting and operating systems. Due to the proprietary nature of many of the Company's operating platforms, including its billing and accounts receivable, systems, the Company has limited reliance on external vendors and third party network providers with Year 2000 exposure. The Company has addressed programming issues to ensure that its programs are capable of handling the change that will result from the turn of the century. Any costs incurred with the Year 2000 compliance are being expensed as incurred and are not expected to be material to the financial statements.

ITEM  7.      FINANCIAL  STATEMENTS.

     Attached following the Signature Pages and Exhibits. See the index to the financial statements following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not had any disagreements with its independent accountants and auditors.

                                    PART III

     Pursuant to instruction E(3) to Form 10-KSB, the information in Items 9-12 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about April 30, 1997.

ITEM  13.    EXHIBITS  LIST  AND  REPORTS  ON  FORM  8-K


Exhibit
   No.   Description                              Location
 3.01    Articles of Incorporation                Form 10-QSB for the quarter
                                                  ended March 31, 1996

 3.03    Bylaws                                   Form 10-QSB for the quarter
                                                  ended June 30, 1996
  4.1    Form of 12% Promissory Note and          Form 10-KSB for year ended
         Warrant                                  12/31/95

  4.2    Form of 18% Convertible, Subordinated    Filed herewith
         Debenture

 10.1    Consulting Agreement with Charter        Form 10-KSB for the year
         Trading Corporation                      ended 12/31/95

 10.2    Consulting Agreement with Potere         Form 10-KSB for the year
         Management, Inc.                         ended 12/31/95

 10.3    Contract with INTEL                      Form 10-KSB for the year
                                                  ended 12/31/95

 10.4    1996 Nonemployee Director Stock          Form 10-KSB for the year
         Option Plan and Agreement                ended 12/31/95

 10.5    Agreement with Hondutel                  Form 10-QSB for the quarter
                                                  ended June 30, 1996

 10.6    Agreement with Telecommunicaciones       Form 10-QSB for the quarter
         de Mexico                                ended June 30, 1996

 10.7    Agreement with Comison Nacional de       Form 10-QSB for the quarter
         Telecommunications (Conatel)             ended June 30, 1996

 10.8    Registration Rights Agreement            Form 10-KSB for the year
                                                  ended December 31, 1996

 10.9    Form of Purchase and Sale Agreement      Filed herewith

10.10    Form of Equipment Lease Agreement        Filed herewith

10.11    Form of Security Agreement               Filed herewith

10.12    Receivable Purchase Facility Agreement   Filed herewith

10.13    Registration Rights and Minimum Value    Filed herewith
         Guarantee Agreement

10.14    Master Lease Agreement and Warrant       Filed herewith

 11.1    Earnings Per Share Calculation           Filed herewith

 21.1    List of subsidiaries                     Filed herewith

 23.1    Consent of Arthur Anderson LLP.          Filed herewith

   27    Financial Data Schedule                  Filed herewith

     The Company filed a report on Form 8-K on August 15, 1997, reporting the sale of equity securities under Regulation S on May 15, 1997. On March 5, 1998, the Company filed a Form 8-K/A amending its previously filed Form 8-K dated August 15, 1997.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


CHARTER  COMMUNICATIONS  INTERNATIONAL,  INC.

By:  /s/  STEPHEN  E.  RAVILLE                    Date:  March  31,  1998
     -------------------------
     STEPHEN  E.  RAVILLE,  CHIEF  EXECUTIVE  OFFICER

     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


     Signature                          Title                  Date
---------------------------  ---------------------------  --------------
By: /s/ STEPHEN E. RAVILLE   Chief Executive Officer and  March 31, 1998
---------------------------
      Stephen E. Raville     Director

By: /s/ DAVID G. OLSON       Chief Operating Officer      March 31, 1998
---------------------------
      David G. Olson         Director

By: /s/ PATRICK E. DELANEY   Chief Financial Officer and  March 31, 1998
---------------------------
      Patrick E. Delaney     Director

By: /s/ RICHARD P. HALEVY    Treasurer                    March 31, 1998
---------------------------
      Richard P. Halevy

By:                          Director                     March 31, 1998
---------------------------
      Robert E. Conn

By:                          Director                     March 31, 1998
---------------------------
     William P. O'Reilly

By: /s/ GERALD F. SCHMIDT    Director                     March 31, 1998
---------------------------
      Gerald F. Schmidt

By: /s/ F. SCOTT YEAGER      Director                     March 31, 1998
---------------------------
      F. Scott Yeager

By: /s/ JAMES R. DORSEY      Director                     March 31, 1998
---------------------------
      James R. Dorsey

EDGAR  ONLY  TABLE:          INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                          Page
Report of Independent Public Accountants                                  F-1
Consolidated Balance Sheets as of December 31, 1997 and 1996              F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1997 and 1996                                              F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1997 and 1996                                        F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1997 and 1996                                                           F-7
Notes to Consolidated Financial Statements                                F-8

     REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


To  Charter  Communications  International,  Inc.:


     We have audited the accompanying Consolidated balance sheets of CHARTER COMMUNICATIONS INTERNATIONAL, INC. and Subsidiaries (a Nevada corporation) (formerly, "Maui Capital Corporation") as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications International, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ARTHUR  ANDERSEN  LLP

Atlanta,  Georgia
March  31,  1998


          CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS  OF  DECEMEMBER  31,  1997  AND  1996

                                                   1997          1996
                                               ------------  ------------
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . .  $   155,503   $   320,252
Restricted cash . . . . . . . . . . . . . . .      135,000             -
Accounts receivable, net of allowance for
doubtful accounts of $650,000 and $435,000
at December 31, 1997 and 1996, respectively .    2,606,104     1,675,939
Accounts receivable-- affiliate, net. . . . .            -       385,951
Inventory, net. . . . . . . . . . . . . . . .      252,120       307,940
Prepaid expenses and other. . . . . . . . . .      224,595       248,427
                                               ------------  ------------

  Total current assets. . . . . . . . . . . .    3,373,322     2,938,509
                                               ------------  ------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery . . . . . . . . . . .    6,058,943     4,345,137
Earth station facility. . . . . . . . . . . .      618,497       618,497
Software. . . . . . . . . . . . . . . . . . .    1,121,248       664,486
Furniture and fixtures. . . . . . . . . . . .      360,694       297,329
Other . . . . . . . . . . . . . . . . . . . .      583,861       240,714
                                               ------------  ------------
                                                 8,743,243     6,166,163
Accumulated depreciation and amortization . .   (2,113,198)     (791,892)
                                               ------------  ------------
  Property and equipment, net . . . . . . . .    6,630,045     5,374,271
                                               ------------  ------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $865,087 and $378,895,
  at December 31, 1997 and 1996, respectively   17,391,398    22,077,423
Acquired customer bases, net of accumulated
  amortization of $579,369 and $261,151
  at December 31, 1997 and 1996, respectively    1,181,651     1,867,117
Other intangibles, net of accumulated
  amortization of $590,884 and $186,888
  at December 31, 1997 and 1996, respectively    1,938,582     2,369,390
Other . . . . . . . . . . . . . . . . . . . .      551,087       164,894
                                               ------------  ------------

  Total other assets. . . . . . . . . . . . .   21,062,718    26,478,824
                                               ------------  ------------

  TOTAL ASSETS. . . . . . . . . . . . . . . .  $31,066,085   $34,791,604
                                               ============  ============

         The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.


              CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                       AS  OF  DECEMEMBER  31,  1997  AND  1996

                                                                  1997          1996
                                                             ------------  ------------
CURRENT LIABILITIES:
Current portion of notes payable . . . . . . . . . . . . .  $    175,001   $    50,264
Current portion of lease obligation. . . . . . . . . . . .       342,249             -
Lines of credit. . . . . . . . . . . . . . . . . . . . . .       485,000     1,646,092
Loans from stockholders. . . . . . . . . . . . . . . . . .       520,000     1,740,548
Accounts payable . . . . . . . . . . . . . . . . . . . . .     4,889,518     7,234,129
Accounts payable-- affiliate . . . . . . . . . . . . . . .       249,655       222,999
Accrued liabilities. . . . . . . . . . . . . . . . . . . .     1,676,547       870,804
Unearned revenue . . . . . . . . . . . . . . . . . . . . .     1,645,722     1,830,731
                                                            -------------  ------------
  Total current liabilities. . . . . . . . . . . . . . . .     9,983,692    13,595,567
                                                            -------------  ------------

LONG TERM LIABILITIES:
Financing lease obligation . . . . . . . . . . . . . . . .     1,397,473             -
Convertible debentures . . . . . . . . . . . . . . . . . .     1,180,000             -
Senior subordinated notes. . . . . . . . . . . . . . . . .       660,278     2,513,492
Notes payable and other long term obligations. . . . . . .       711,110         9,801
                                                            -------------  ------------
  Total long term liabilities. . . . . . . . . . . . . . .     3,948,861     2,523,293
                                                            -------------  ------------

Deferred settlement gain . . . . . . . . . . . . . . . . .     2,757,132             -
                                                            -------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 4 and 10)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
  authorized, 550 shares issued, 0 shares
  outstanding at both December 31, 1997 and 1996 . . . . .             -             -
Common stock, $0.00001 par value; 45,000,000
  shares authorized; 34,134,776 and 24,202,779 shares
  outstanding at December 31, 1997 and 1996, respectively.           341           242
Additional paid-in-capital . . . . . . . . . . . . . . . .    35,981,440    28,302,025
Accumulated deficit. . . . . . . . . . . . . . . . . . . .   (21,605,381)   (9,629,523)
                                                            -------------  ------------
  Total stockholders' equity . . . . . . . . . . . . . . .    14,376,400    18,672,744
                                                            -------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  $ 31,066,085   $34,791,604
                                                            =============  ============

            The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.


      CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE YEARS ENDED DECEMEMBER  31,  1997  AND  1996


                                             1997           1996
                                         -------------  ------------
 REVENUES:
   Communications services. . . . . . .  $  9,379,496   $ 3,161,957
   Hardware and software. . . . . . . .       368,818     2,356,436
   Internet connection services . . . .     2,747,635     1,826,742
   Network services . . . . . . . . . .       455,473       886,467
                                         -------------  ------------
   Total revenues . . . . . . . . . . .    12,951,422     8,231,602
                                         -------------  ------------

 COSTS AND EXPENSES:
   Cost of services . . . . . . . . . .     9,481,498     4,341,432
   Cost of hardware and software. . . .       284,358     1,933,401
   Selling, general, and administrative     8,766,282     7,816,076
   Nonrecurring charge. . . . . . . . .     2,677,099             -
   Depreciation and amortization. . . .     2,995,334     1,429,243
                                         -------------  ------------
   Total costs and expenses . . . . . .    24,204,571    15,520,152
                                         -------------  ------------

 OPERATING LOSS . . . . . . . . . . . .   (11,253,149)   (7,288,550)
                                         -------------  ------------

 MINORITY INTEREST. . . . . . . . . . .             -        12,783
 INTEREST EXPENSE, NET. . . . . . . . .      (480,924)     (482,081)
 LOSS ON EXTINGUISHMENT OF DEBT . . . .      (241,785)            -
                                         -------------  ------------

 NET LOSS BEFORE INCOME TAXES . . . . .   (11,975,858)   (7,757,848)
 INCOME TAX BENEFIT . . . . . . . . . .             -             -
                                         -------------  ------------

 NET LOSS . . . . . . . . . . . . . . .  $(11,975,858)  $(7,757,848)
                                         =============  ============

 NET LOSS PER SHARE . . . . . . . . . .  $      (0.39)  $     (0.51)
                                         =============  ============

 SUPPLEMENTARY NET LOSS PER SHARE . . .  $      (0.39)  $     (0.50)
                                         =============  ============

 SHARES USED IN COMPUTING
 NET LOSS PER SHARE . . . . . . . . . .    31,084,693    15,088,376
                                         =============  ============

 SHARES USED IN COMPUTING
 SUPPLEMENTARY NET LOSS PER SHARE . . .    31,084,693    15,603,250
                                         =============  ============

         The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.


                           CHARTER  COMMUNICATIONS  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                                  CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS  EQUITY
                           FOR  THE  YEARS  ENDED  DECEMEMBER  31,  1997  AND  1996

                                                                Preferred Stock        Common Stock       Additional
                                                               -----------------  ---------------------    Paid-In
                                                               Shares    Amount     Shares      Amount     Capital
                                                               -------  --------  -----------  --------  ------------
Balance at December 31, 1995. . . . . . . . . . . . . . . . .     550   $     6    7,298,393   $    73   $ 2,235,901
Issuance of common stock ($.070 per share). . . . . . . . . .       -         -      303,428         5       212,395
Issuance of common stock in exchange for services
 ($2.65 per share). . . . . . . . . . . . . . . . . . . . . .       -         -       25,586         -        67,763
Issuance of common stock in conjunction with PDS acquisition
 (Note 3) ($2.00 per share) . . . . . . . . . . . . . . . . .       -         -    1,000,000        10     1,999,990
Issuance of common stock in conjunction with PDN acquisition
 (Note 3) ($2.00 per share) . . . . . . . . . . . . . . . . .       -         -      150,000         2       299,999
Conversion of preferred stock into common stock (Note 6). . .    (550)       (6)   2,847,412        28           (22)
Issuance of common stock in conjunction with OCI acquisition
 (Note 3) ($2.00 per share) . . . . . . . . . . . . . . . . .       -         -    8,999,960        90    17,999,830
Issuance of common stock in conjunction with Worldlink
 acquisition (Note 3) ($2.00 per share) . . . . . . . . . . .       -         -    1,850,000        18     3,699,982
Issuance of common stock in conjunction with Panama Phone
 purchase (Note 3) ($2.00 per share). . . . . . . . . . . . .       -         -        2,000         -         4,000
Issuance of common stock warrants in exchange for
 Telecommute Solutions (Note 3) ($2.38 per share) . . . . . .       -         -            -         -        47,500
Issuance of common stock warrants in exchange for services
 ($0.1642 per warrant). . . . . . . . . . . . . . . . . . . .       -         -            -         -         3,677
Exercise of service warrants ($0.70 per warrant). . . . . . .       -         -      186,000         -       130,200
Issuance of common stock warrants in conjunction with
 senior subordinated debt ($0.1679 per warrant) . . . . . . .       -         -            -         -       318,047
Exercise of debt warrants ($0.70 per warrant) . . . . . . . .       -         -    1,540,000        16     1,077,984
Issuance of common stock options for services ($0.594 per
 option). . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -            -         -       204,779
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -            -         -             -
                                                               -------  --------  -----------  --------  ------------
Balance at December 31, 1996. . . . . . . . . . . . . . . . .       -   $     0   24,202,779   $   242   $28,302,025

Issuance of common stock ($1.00 per share) (Note 6) . . . . .       -         -    9,283,997        93     9,203,844
Retirement of shares in conjunction with a contribution
  agreement executed by certain members of management . . . .       -         -   (2,500,000)      (25)   (3,538,698)
Issuance of common stock in conjunction with
 conversion of debenture, net ($.50 per share) (Note 6) . . .       -         -    2,200,000        22       999,978
Issuance of common stock in conjunction with
 the acquisition of communications operating licenses . . . .       -         -      400,000         4       399,996
Issuance of common stock in conjunction with
 financing lease transaction (Note 4) . . . . . . . . . . . .       -         -      450,000         5       449,995
Issuance of common stock in conjunction with debt
 issuance . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -       98,000         -        98,000
Issuance of common stock warrants in conjunction with
 operating lease ($0.34 per warrant). . . . . . . . . . . . .       -         -            -         -        66,300
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .       -         -            -         -             -
                                                               -------  --------  -----------  --------  ------------
Balance at December 31, 1997. . . . . . . . . . . . . . . . .       -   $     -   34,134,776   $   341   $35,981,440
                                                               =======  ========  ===========  ========  ============


             CHARTER  COMMUNICATIONS  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS  EQUITY
             FOR  THE  YEARS  ENDED  DECEMEMBER    31,    1997    AND    1996

                                                                Accumulated    Stockholders'
                                                                  Deficit         Equity
                                                               -------------  ---------------
Balance at December 31, 1995. . . . . . . . . . . . . . . . .   ($1,871,675)  $      364,305
Issuance of common stock ($0.70 per share). . . . . . . . . .             -          212,400
Issuance of common stock in exchange for services
 ($2.65 per share). . . . . . . . . . . . . . . . . . . . . .             -           67,763
Issuance of common stock in conjunction with PDS acquisition
 (Note 3) ($2.00 per share) . . . . . . . . . . . . . . . . .             -        2,000,000
Issuance of common stock in conjunction with PDN acquisition
 (Note 3) ($2.00 per share) . . . . . . . . . . . . . . . . .             -          300,001
Conversion of preferred stock into common stock (Note 6). . .             -                -
Issuance of common stock in conjunction with OCI acquisition
 (Note 3) ($2.00 per share) . . . . . . . . . . . . . . . . .             -       17,999,920
Issuance of common stock in conjunction with Worldlink
 acquisition (Note 3) ($2.00 per share) . . . . . . . . . . .             -        3,700,000
Issuance of common stock in conjunction with Panama Phone
 purchase (Note 3) ($2.00 per share). . . . . . . . . . . . .             -            4,000
Issuance of common stock warrants in exchange for services
 Telecommute Solutions (Note 3) ($2.38 per share) . . . . . .             -           47,500
Issuance of common stock warrants in exchange for services
 ($0.1642 per share). . . . . . . . . . . . . . . . . . . . .             -            3,677
Exercise of service warrants ($0.70 per warrant). . . . . . .             -          130,200
Issuance of common stock warrants in conjunction with
 senior subordinate debt ($0.1679 per warrant). . . . . . . .             -          318,047
Exercise of debt warrants ($0.70 per warrant) . . . . . . . .             -        1,078,000
Issuance of common stock options for services
 ($0.594 per option). . . . . . . . . . . . . . . . . . . . .             -          204,779
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .    (7,757,848)      (7,757,848)
                                                               -------------  ---------------
Balance at December 31, 1996. . . . . . . . . . . . . . . . .   ($9,629,523)  $   18,672,744

Issuance of common stock ($1.00 per share) (Note 6) . . . . .             -        9,203,937
Retirement of shares in conjunction with a contribution
  agreement executed by certain members of management . . . .             -       (3,538,723)
Issuance of common stock in conjunction with
 conversion of debenture ($.50 per share) (Note 6). . . . . .             -        1,000,000
Issuance of common stock in conjunction with
 the acquisition of communications operating licenses . . . .             -          400,000
Issuance of common stock in conjunction with
 financing lease transaction (Note 4) . . . . . . . . . . . .             -          450,000
Issuance of common stock in conjunction with debt
 issuance . . . . . . . . . . . . . . . . . . . . . . . . . .             -           98,000
Issuance of common stock warrants in conjunction with
 operating lease ($0.34 per warrant). . . . . . . . . . . . .             -           66,300
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .   (11,975,858)     (11,975,858)
                                                               -------------  ---------------
Balance at December 31, 1997. . . . . . . . . . . . . . . . .  ($21,605,381)  $   14,376,400
                                                               =============  ===============

               The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.


          CHARTER  COMMUNICATIONS  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
                     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
          FOR  THE  YEARS  ENDED  DECEMEMBER    31,    1997    AND    1996

                                                              1997           1996
                                                          -------------  ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $(11,975,858)  $(7,757,848)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                          2,995,334     1,429,243
      Noncash consulting and service expenses                        -       276,219
      Bad debt expense                                         586,687       461,060
      Amortization of discounts on debt and lease
        obligations                                             56,891        45,492
      Loss on extinguishment of debt                           241,785             -
      Nonrecurring charge                                    2,677,099             -
      Changes in operating assets and liabilities:
         Accounts receivable, net                           (1,645,919)      375,307
         Accounts receivable-- affiliate, net                   63,802      (351,720)
         Inventory                                            (194,180)     (104,565)
         Prepaid expenses                                       23,832      (133,838)
         Other assets                                         (279,893)      (74,274)
         Accounts payable, accrued and other liabilities       971,375     3,560,968
         Accounts payable-- affiliate                           26,656       (35,206)
         Unearned revenue                                     (185,009)      439,009
         Other                                                  54,758             -
                                                          -------------  ------------
              Total Adjustments                              5,393,218     5,887,695
                                                          -------------  ------------
              Net cash used in operating activities         (6,582,640)   (1,870,153)
                                                          -------------  ------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                       (2,577,080)   (3,581,874)
    Restricted cash                                           (135,000)            -
   Acquisition of subsidiary                                         -      (483,186)
                                                          -------------  ------------
              Net cash used in investing activities         (2,712,080)   (4,065,060)
                                                          -------------  ------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                   5,831,604     1,420,600
    Proceeds from financing lease                            2,086,096       274,165
    Proceeds from issuance of convertible debentures         2,180,000             -
    Proceeds from exercise of stock warrants                         -       317,968
    Proceeds from senior subordinated notes                          -     2,327,032
    Proceeds from prefered stock                                     -             -
    (Repayment of)/Proceeds from line of credit, net        (1,161,092)    1,046,092
    (Repayment of)/Proceeds from loans from shareholders      (282,683)    1,000,000
    Proceeds from/(Repayment of) notes payable, net            476,046      (174,233)
                                                          -------------  ------------
              Net cash provided by financing activities      9,129,971     6,211,624
                                                          -------------  ------------

 (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS             (164,749)      276,411
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                           320,252        43,841
                                                          -------------  ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    155,503   $   320,252
                                                          =============  ============


Supplemental Non-Cash Disclosures:
--------------------------------------------------------

 Cash paid for interest                                        339,874       279,698
 Cash paid for income taxes                                          -             -
 Assets acquired in excess of liabilities assumed:
     PDS acquisition                                                 -     2,000,000
     PDN acquisition                                                 -       300,000
     Telecommute acquisition                                         -       (47,500)
     OCI acquisition                                                 -    18,000,000
     Worldlink acquisition                                           -     3,700,000
 Purchase price adjustments                                    864,612
 Conversion of Liabilities to Equity
     Subordinated debentures                                 2,115,000             -
     Shareholder loans                                         937,865             -
     Accrued liabilities                                       319,468             -
 Giveback of shares by members of management                 3,538,723             -
 Deferred settlement gain                                    2,757,132
 Conversion of subordinated debenture                        1,000,000
 Shares issued for operating licenses                          400,000


         The accompanying Notes to the Consolidated Financial Statements are an integral part of these Statements.

     CHARTER  COMMUNICATIONS  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
                      DECEMBER  31,  1997  AND  1996

1.   ORGANIZATION  AND  NATURE  OF  BUSINESS

     Charter Communications International, Inc. ("Charter" or the "Company"), was incorporated in Nevada on April 10, 1996, as a wholly owned subsidiary of Maui Capital Corporation, a Colorado Corporation ("Maui Capital"), which incorporated on August 8, 1988. On April 21, 1996, Maui Capital and the Company merged with the Company being the surviving corporation and succeeding to all the business, properties, assets and liabilities of Maui Capital. The purpose of the merger of Maui Capital and the Company was to change the name and state of incorporation of Maui Capital. Maui Capital had no business or assets prior to September 21, 1995, when it acquired TOPS Corporation, a Nevada corporation ("TOPS") (TOPS was named Charter Communications International, Inc., until April 10, 1996, when its name was changed so that the Company could be formed in Nevada with the same name). At the time of the acquisition, TOPS was the sole stockholder of Charter Communicaciones Internacionales Grupo, S.A., a Panama corporation ("Charter Panama"), which was engaged in developing a private line telecommunication system in Panama and pursuing licenses to provide such services in various other Latin American countries. Since the acquisition of TOPS, the Company (and Maui Capital, its predecessor) has endeavored to grow both through the development of its existing businesses and through the acquisition of complementary businesses. Proceeds from private placements of securities with principals and outside investors have funded the development of the Company to date.

     The Company was formed to provide enhanced telecommunication products and services to domestic and international markets, with a primary focus on Latin America. The telecommunication services and products provided include enhanced calling cards, switch voice products, international private line services, Internet access, and telecommuting services.

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

     The Company has been licensed by the United States Federal Communication Commission as a facilities based carrier. Charter has selected the Mexican Solidaridad system as its primary satellite carrier. A variety of U.S. carriers are used to provide domestic long-distance services. The Company is licensed to provide enhanced communications services in Panama, Mexico, Honduras, Venezuela, El Salvador, Guatemala, Costa Rica, Nicaragua and Peru. Generally, licensing of Enhanced services in the United States is not required. As of December 31, 1997, The Company was operating in the United States, Panama, Venezuela, Costa Rica, Mexico and El Salvador.

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

     Operations prior to 1996 consisted primarily of raising capital, obtaining financing, locating and acquiring equipment, obtaining customers and suppliers, installing and testing equipment, and administrative activities. Since the Company has only recently made the transition to an operating company, the Company's ability to manage its growth and expansion will require it to implement and continually expand its operational and financial systems, recruit additional employees, and train and manage both current and new employees. Growth may place a significant strain on the Company's operational resources and systems, and failure to effectively manage this projected growth would have a material adverse effect on the Company's business.

     The Company, which has never operated at a profit, has experienced increasing operating losses since its inception as a result of efforts to build its customer base and develop its operations. The Company estimates that its cash and financing needs for its current business through 1998 will be met by the cash on hand following the private placement offerings of its common stock, proceeds from an additional sale leaseback, and proceeds from a receivable credit facility all executed in the first quarter of 1998 (see Note 13) and cash flows from operations plus additional private placements and exercise of warrants. However, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth, and contemplated capital expenditures and expansions. The Company has significant expansion plans but does not currently have adequate resources available to achieve all of its potential expansion plans. The Company will not engage in such expansion until
adequate  capital  sources  have  been  arranged.    Accordingly,  the  Company
anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans or scale back operations to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

     The Company expects to continue to focus on developing and expanding its enhanced telecommunication services offerings, while continuing to expand its current operation market penetration. Accordingly, the Company expects its capital expenditures and cost of revenues and depreciation and amortization expenses will continue to increase significantly, all of which could have a negative impact on short-term operating results. In addition, the Company may change its strategy to respond to a changing competitive environment. There can be no assurance that growth in the Company's revenue or market penetration will continue, that its expansion efforts will be profitable, or that the Company will be able to achieve or sustain profitability or positive cash flow. Further, the Company will require substantial financing to accomplish any significant acquisition or merger transaction and for working capital to operate its current and proposed expanded operations until profitability is achieved, if ever. While the Company currently expects to meet its 1998 operating cash flow and capital expenditure requirements through cash on hand after the various first quarter 1998 financing activities and additional private placements and exercise of warrants combined with internally generated funds, there can be no assurance that this will be achieved. The Company does not currently have commitments or arrangements for such financing, and accordingly, the availability of such financing on terms acceptable to the Company is not assured. Accordingly, there can be no assurance that the Company's planned expansion of its operations will be successful.

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

     PRESENTATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     CASH  AND  CASH  EQUIVALENTS

     Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less. The carrying value of the cash and cash equivalents approximates fair market value at December 31, 1997 and 1996.

     RESTRICTED  CASH

     The Company's restricted cash represents deposits on hand with a bank as security for letters of credit.

     CONCENTRATION  OF    RISK

     A portion of the Company's assets and operations are located in various South and Central American countries. The Company's business cannot operate unless the governments of these countries provide licenses, privileges or other regulatory clearances. No such assurance can be given that such rights, once granted, could not be revoked without due cause.

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

     INVENTORIES

     Inventories consist of computer products, prepackaged software used for Internet access, and debit cards. All inventory is recorded as finished goods and is available for sale. Inventories are stated at the lower of cost or
market.    Cost  is  determined  on  the  first-in,  first-out  method.

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

Classification                Estimated Useful Lives
Equipment and machinery                    5-7 years
Earth station facility                      10 years
Software                                     5 years
Furniture and fixtures                     5-7 years
Other property                             3-7 years

     Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the lease. The Company's policy is to remove the cost and accumulated depreciation of retirements from the accounts and recognize the related gain or loss upon the disposition of assets. Such gains and losses were not material for any period presented. Property and equipment recorded under financing leases are included with the Company's owned assets. Amortization of assets recorded under capital leases is included in depreciation expense.

     INTANGIBLES

     In conjunction with the mergers in 1996 (see Note 3), the Company recorded intangible assets of approximately $27,140,000 due to the purchase prices exceeding the values of the tangible net assets acquired subject to adjustment for up to one year from the date of acquisition. After identifying the tangible assets and liabilities, the Company allocated the excess to identifiable intangible assets and the remainder to goodwill. Amortization of these costs is included in depreciation and amortization in the accompanying statements of operations. During 1997, the Company reduced these intangible assets by $3,538,698 for the value of 1,769,349 shares returned by certain major shareholders for no consideration, to extinguish potential guaranties in conjunction with the OCI and Worldlink acquisitions. Such shares were retired by the Company. Also during 1997, the Company increased these intangible assets by $864,612 for certain contingencies, which were unrecorded as of the acquisition dates of OCI and Worldlink. Finally, during 1997, the Company reduced these assets by $1,889,138 related to the PDS acquisition in conjunction with exiting the network integration business (See Note 8). The following table summarizes the intangible assets' respective amortization periods and their respective amortization periods:

Category                     Amortization Period
Acquired Customer Base                3-10 years
Other Intangibles                     3- 5 years
Goodwill                              3-30 years

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company periodically reviews the values assigned to long-lived assets, including property and equipment and intangibles, to determine if any impairments are other than temporary. During 1997, the Company decided to exit the PDS line of business, and accordingly, determined that certain assets were impaired (see Note 8). Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

     MINORITY  INTEREST

     Minority interest represents the 10% ownership interest in PDN not acquired in the initial acquisition. As noted previously, this 10% was outstanding from January 8, 1996 to March 21, 1996.

     STOCK-BASED  COMPENSATION  PLANS

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (Note 7), for all options granted subsequent to January 1, 1995. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

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

     The national currency of Panama is the U.S. dollar. The currency of Mexico is considered hyper-inflationary; therefore, the US dollar is the functional currency. Accordingly, no foreign currency translation is required upon the consolidation of the Company's Panamanian or Mexican operations. The effects of foreign currency translation on the Company's Venezuelan operations, which began in the fourth quarter of 1996, and Costa Rican operations, which began in the third quarter of 1997, were not material. Prior to 1996, the Company had no foreign operations outside of Panama, and no foreign currency translation was required.

     NET  LOSS  PER  SHARE

     Effective with the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This standard requires the computation of basic earnings per share using only the weighted average common shares outstanding, and diluted earnings per share, using the weighted average common shares outstanding, adjusted for potentially dilutive instruments using either the if converted or treasury stock method as appropriate if dilutive. This statement required retroactive restatement of all prior period earnings per share data presented. The adoption of this statement had no effect on the Company, as for all periods, the effect of any dilutive instruments was antidilutive. Accordingly, for all periods presented basic and diluted earnings per share are the same.

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

3.   BUSINESS  COMBINATIONS  AND  ACQUISITIONS

     BUSINESS  COMBINATIONS

     Effective September 21, 1995, Charter consummated a reverse triangular merger with Maui Acquisition Corp., a subsidiary of Maui. Maui was a public shell having essentially no operations, cash, or stockholders' equity. In connection with the reverse triangular merger, each share of the Company's common stock was converted into 5,177.136 shares of newly issued Maui common stock so that Charter's stockholders received 5,798,393 shares of Maui common stock, 550 shares of Maui Series A preferred stock (convertible into 2,847,412 shares of Maui common stock), and warrants to purchase 854,231 shares of Maui common stock. Maui previously had issued and outstanding 1,250,000 shares of common stock; therefore, Charter obtained control. In connection with the merger, Maui changed its name to Charter, members of Maui's Board of Directors resigned and were replaced by Directors of Charter and Charter's management assumed direct control of Maui. For accounting purposes, the transaction has been accounted for as an acquisition of Maui and a 5,177.136-for-1 common stock split by Charter. The financial advisors of the Company were issued 250,000 shares of Maui common stock in exchange for services.

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

                                       PDS

     On March 21, 1996, the Company acquired 100% of the issued and outstanding capital stock of PDS. PDS is in the business of providing computer network integration, service, consulting, and support for commercial businesses. The transaction involved the exchange of 1,000,000 shares of the Company's common stock, 825,000 shares of which were immediately issued free and clear of any adverse claims or encumbrances and 175,000 shares of which were retained by the Company in order to secure representations and warranties and covenants of PDS and PDS shareholders and will be subject to offset against claims against PDS. All claims against PDS have been settled, and the 175,000 shares were issued on September 20, 1996. The shares issued in the transaction were valued at $2 per share, the estimated fair market value as of the date the transaction was consummated. The acquisition has been accounted for as a purchase. During 1997, the Company made the decision to exit the network integration business. In conjunction with this decision, the net assets of PDS, including the remaining identifiable intangible assets and goodwill, were written off and included in the Company's Statement of Operations as part of the nonrecurring
charge.    (See  Note  8).

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

     The following unaudited pro forma condensed consolidated statement of operations assumes the acquisitions occurred at the beginning of the period presented. In the opinion of management, all adjustments necessary to present fairly such unaudited pro forma condensed statement of operations have been made.

                         1996
Revenues            $ 13,245,000
Net loss             (12,310,000)
Net loss per share  $      (0.48)

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

     JOINT  VENTURE  AGREEMENT

     On January 24, 1996, the Company entered into an agreement for joint operations of international telecommunications service into and out of various locations in the country of Mexico. The Company has agreed to incur various expenses to reactivate the international telecommunications service to various hotel facilities, arrange for agreements with international carriers to provide call termination and other services, and contribute future funds for equipment to connect new customers. During the first quarter of 1997, this agreement was terminated.

4.   LONG-TERM  OBLIGATIONS

     Obligations  consist  of  the  following:

                                                 DECEMBER 31,   DECEMBER 31,
                                                     1997           1996
                                                 -------------  -------------
18% Convertible Debentures due October 1, 2002   $   1,180,000  $           0
Financing Lease Obligation, net of discount
  of $429,308 as of December 31, 1997                1,739,722              0
12% Senior Subordinated Notes due December
  2000, net of discount of $69,722 and $331,508
  as of December 31, 1997 and 1996, respectively       660,278      2,513,492
Notes Payable and other obligations                    886,111         60,065
Lines of Credit:
    Due December, 1996                                       0         96,092
    Due February, 1997                                       0        600,000
    Due May, 1998                                      485,000        500,000
    Due June, 1997                                           0        450,000
Loans from stockholders                                520,000      1,740,548
                                                 -------------  -------------
                                                     5,471,111      5,960,197
Less current portion                                 1,522,250      3,436,904
                                                 -------------  -------------
Long-term obligations                            $   3,948,861  $   2,523,293
                                                 -------------  -------------

     During 1997, the Company issued, in a private offering, $1,180,000 principal amount 18% Convertible Subordinated Debentures due October 1, 2002. The Debentures are convertible at any time into shares of common stock at a price of $1.20 per share. Interest is payable quarterly at a rate of 18% per annum, in arrears. The debentures are non-callable for a period of one year and are not secured by any assets of the Company or guaranty.

     During 1997, the Company entered into a sale leaseback transaction with regard to certain of its assets included in property and equipment. For accounting purposes, the lease is being accounted for as a financing type lease as it does not meet the criteria for sale. Net proceeds received in the sale were $2,086,096. The lease term is five years commencing December 1, 1997. Lease payments are due monthly, in arrears. The lease includes an option for the Company to repurchase the equipment at the end of the lease term for $100. In conjunction with the lease, a security agreement was signed granting the lessor a security interest in all current and future purchases (for the life of the lease) of plant and equipment, receivables and inventory. Also, in conjunction with the lease, 450,000 shares of common stock were granted to the lessor and its agent. The Company entered into an agreement with regard to the shares whereby the holders may not sell the shares until June 30, 1998. The Company has guaranteed the holders $2.33 per share and will make up any short fall between the average stock price for the twenty days proceeding June 30, 1998 and $2.33 with either cash or additional shares or combingation of the two at the Company's discretion. The fair market value of the shares of common stock was estimated by the Company to be $450,000 and was recorded as additional paid-in capital and a discount on the lease obligation. The lease obligation is stated net of discount, which is being amortized over the term of the lease.

     During 1995 and 1996, the Company issued, in a private offering, $2,845,000 12% Senior Subordinated Notes due December 31, 2000 with attached warrants which grant the purchasers of the Notes the right to buy 2,244,000 shares of the Company's common stock. The warrants grant the purchasers the right to exercise the warrants at prices of $1.75 in 1998, $2.25 in 1999 and $2.50 in 2000. Interest is payable quarterly at the rate of 12% per annum, in arrears. The fair market value of the 2,244,000 warrants issued in conjunction with the notes was estimated by the Company to be $345,000 and was recorded as additional paid-in capital and a discount on the notes. The notes are stated net of discount, which is being amortized over the term of the notes. Amortization of this discount is included in the accompanying financial statements as interest expense. The notes are not secured by any assets of the Company or guaranty. During 1997, principal amounts of $2,115,000 of the Senior Subordinated Notes were converted to common stock in the January private placement.

     The Company has $520,000 in Stockholder loans outstanding at December 31, 1997. Interest rates on the loans range from 10% - 12%. The Company had Stockholder loans of $1,740,548 outstanding at December 31, 1996, of which $937,865 were converted to common stock in the January private placement.

      The Company has established one line of credit with a commercial bank that provides for borrowings up to $500,000. The revolving credit line is secured by marketable securities of an affiliate of a shareholder of the Company and guaranteed by that shareholder. Interest is payable quarterly at the bank's prime rate (8.5% at December 31, 1997) plus 1.5%. Repayments of principal on the line of credit are due as follows, $15,000 due February 1998 and $470,000 due May 1998. During 1997, the Company repaid a total of $1,161,092, net, on lines of credit outstanding at December 31, 1996.

     At December 31, 1997, the Company had other outstanding term notes payable with varying terms and conditions in the total amount of $586,111. The interest rates on these notes are at prime (8.5% at December 31, 1997), with maturity dates between March 1999 and February 2001. A portion of these notes is secured by the guaranties of shareholders. The portion of the total notes payable that will become due within the next twelve months amounted to $175,001 at December 31, 1997.

     The carrying value of the Notes and Lines of Credit approximated market value at December 31, 1997.

     Scheduled maturities of long-term obligations are as follows for years ended December 31:

1998   $1,522,250
1999      907,550
2000    1,343,096
2001      537,648
2002    1,659,597
Total  $5,970,141

5.   DEFERRED  SETTLEMENT

     Since mid-1996, OCI has been negotiating with Sprint Communications L.P. ("Sprint") to resolve a dispute involving Sprint's past services to OCI. As of December 31, 1996, OCI had accrued the entire amount which Sprint claimed was due. During 1997, OCI reached an agreement in principal with Sprint to pay $100,000 down and $50,000 per month for 18 months for a total of $1,000,000 with release of all claims regarding the remaining balance. A definitive settlement agreement is expected to be memorialized in the second quarter of 1998, at which time payments will commence. At December 31, 1997, the Company has included $700,000 in accounts payable, $300,000 in other long term obligations and the balance of $2,757,132 as a deferred credit. Upon memorializing the settlement agreement, the Company will recognize the gain relating to the settlement.

6.   STOCKHOLDERS'  EQUITY

     The articles of incorporation provide for the issuance of 45,000,000 shares of $0.00001 par value Common Stock and 100,000 shares of $0.01 par value preferred stock. All of the preferred stock has been designated as Series A Convertible Preferred Stock by the Board of Directors.

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

     COMMON  STOCK

     During 1997, the Company issued 5,911,664 shares of common stock at $1 per share, or $5,911,664 gross proceeds; 2,115,000 shares of common stock for conversion  of  senior  subordinated  debt;  937,865  shares of common stock for conversion of shareholder loans; 319,468 shares of common stock for conversion of other accrued liabilities; and 400,000 shares of common stock to an agent in conjunction with securing licenses to operate in two Latin American countries. All of the preceding conversions of stock for liabilities were executed at a rate of $1 of the related liability for $1 of common stock. Also, during 1997, the Company issued 2,000,000 shares of common stock for conversion of the $1,000,000 par value subordinated debenture issued to offshore investors at a rate of $.50 per share. In conjunction with the issuance of these shares, holders were granted 2,000,000 warrants to purchase the Company's common stock at $1.50 per share. In conjunction with the placement of the subordinated debenture, the Company issued 200,000 shares to the placement agent in an offshore market. In conjunction with the January 1997 private placement, certain major shareholders returned 2,500,000 shares of common stock to the Company for no consideration and such shares were retired.

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

     COMMON  STOCK  WARRANTS

     At December 31, 1997, the Company had outstanding warrants that gave the holders the right to purchase 1,937,631 shares of the Company's common stock at $0.70 per share, 20,000 shares at $4 per share, 160,000 shares at $1 per share, 2,000,000 shares at $1.50 per share, and 195,000 shares at $3.00. The 2,000,000 warrants at $1.50 per share were issued in conjunction with the common stock issued to offshore investors pursuant to the conversion of the convertible debenture. The Company retains the right to require exercise of these warrants since the criteria that the stock price trade above $1.75 for at least 20 of 30 trading days was met in the third quarter of 1997. Additionally, 195,000 warrants at $3.00 per share were granted as additional rent in conjunction with operating leases of earth stations in Panama, Costa Rica and Nicaragua (See Note
10).

7.   STOCK  OPTION  PLANS

     1995  OPTIONS

     During 1995, the Company granted 1,250,000 stock options to certain key employees and directors. The director shares were subsequently changed to be issued under the Nonemployee Director Stock Option Plan ("NEDSOP"). The exercise price of the stock options granted to the employees and directors is $0.70 per share, the estimated fair market value of the Company's common stock at the date of grant. Options generally vest ratably over four years and expire five years after becoming fully vested. As of December 31, 1997, 250,000 non-NEDSOP issued in 1995 were still outstanding, of which, 160,000 were exercisable.

     1996  STOCK  OPTION  PLANS

     During 1996, the Company established three stock option plans: Long-Term Stock Option Plan ("LTSOP"), the Incentive Stock Option Plan ("ISOP"), and the NEDSOP (collectively, the "1996 Plans"); 1,000,000, 2,000,000 and 1,000.000
shares of Common Stock are authorized  for  issuance  in  each respective  plan.
Options   are  exercisable  at  the  fair  market  value  of  the Common  Stock
(as determined by the Board of Directors) on the date of grant. Options generally vest ratably over 4 years and expire three years after becoming
fully  vested.    The   plans   contain   various  provisions  pertaining  to
accelerated vesting in the event of significant corporate changes.The following table summarizes the status of the 1996 Plans as of December 31, 1997:

                              LTSOP      ISOP        NEDSOP
Balance at December 31, 1996   260,002     392,000   400,000
Granted                        464,000   1,380,964   200,000
Forfeited                     (120,002)   (376,500)        0
Exercised                            0           0         0
Balance at December 31, 1997   604,000   1,396,464   600,000
Exercisable                    487,334     112,577   175,000

     In addition to the amounts under the above plans, the Company had 80,000 options outstanding as of December 31, 1997 at a price of $6.00 per share, which vest ratably over three years.

     The exercise price of the stock options granted to the employees is equal to the estimated fair market value of the Company's common stock at the date of grant. Subsequent to year end, the Company re-established the exercise price of all options under the 1996 plans, with a strike price greater than $1.00, at $1.00 per share.

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


                            1997        1996
                         ----------  ----------
Risk-free interest rate      5.705%        6.29%
Expected dividend yield          0            0
Expected lives           5.0 years   6.2  years
Expected volatility             64%          64%

     Using these assumptions, the fair value of the stock options granted in 1997 and 1996 is $1,157,130, and $440,891, respectively, which would be amortized as compensation expense over the vesting period of the options. The 1997 fair value of stock options granted was calculated using the revised price of $1 per share. Had compensation cost been determined consistent with the provisions of SFAS 123, the Company's net loss and pro forma net loss per share for 1997 and 1996 would have been as follows :


                              1997           1996
     Net loss:
        As reported       ($11,975,858)  ($7,757,848)
        Pro forma         ($12,382,414)  ($8,188,359)
     Net loss per share:
        As reported             ($0.39)       ($0.51)
        Pro forma               ($0.40)       ($0.54)

      There were no issues prior to January 1, 1995 and the resulting pro forma compensation cost may not be representative of that expected in future years.

     A summary of the status of the Company's Stock Plans at December 31, 1995, 1996, and 1997 and changes during the years ended December 31, 1996 and 1997 is presented in the following table:

                                                  Weighted
                                   Number of       Average
                                    Shares     Exercise Price
Outstanding at December 31, 1995   1,650,000   $          0.70
Granted                            1,091,002              2.79
Forfeited                           (309,000)             3.77
Exercised                                  0              0.00
Outstanding at December 31, 1996   2,432,002   $          1.27
Granted                            2,049,964              1.06
Forfeited                         (1,551,502)             1.05
Exercised                                  0              0.00
Outstanding at December 31, 1997   2,930,464   $          1.22

     The following table summarizes, as of December 31, 1997, the number of options outstanding, the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant:

                                                    Weighted
                                                    Average
       Number of    Exercise       Weighted        Remaining
Grant   Shares    Price Range   Average Price   Contractual Life
1997   1,677,000  $ 1.00-$1.25  $         1.06         5.5 years
1996     703,464  $ 1.00-$7.00  $         1.99         5.2 years
1995     550,000  $       0.70  $         0.70         3.4 years

     Total stock options exercisable at December 31, 1997 were 934,911 at a weighted average exercise price of $1.14.

8.   NONRECURRING  CHARGE

     In March 1996, the Company purchased PDS (Note 3), which engaged in the business of providing computer network integration. During 1997, in an effort to narrow the scope of the Company's product offering and to focus resources on its core competencies, the Company decided to exit the computer network integration business. As a result, the assets related to PDS, including approximately $1,889,000 of goodwill and other intangibles and $250,000 of hardware and software inventory, were written off and approximately $80,000 in severance and other related costs were accrued. The associated charges are included in the nonrecurring charge to operations.

     Also during 1997, the Company was party to arbitration proceedings related to an employee terminated subject to an employment contract. The arbitrator ruled in favor of the employee and awarded approximately $300,000 plus 80,000 options to purchase the Company's stock at a price of $6.00 per share. The liability is included in accrued liabilities at December 31, 1997, and the associated charge, including related legal fees, is included in the nonrecurring charge to operations.

9.   INCOME  TAXES

         The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate:

                                       YEARS  ENDED
                                       DECEMBER  31,

                                        1997   1996
Statutory federal tax benefit           (34)%  (34)%
Increase (decrease) in tax benefit
 resulting from --
   State taxes, net of federal benefit    (3)    (2)
   Nonrecurring charges                    6      0
   Goodwill amortization                   5      2
   Other                                   1      0
   Valuation Allowance                    25     34
                                        -----  -----
Actual income tax benefit                  0%     0%
                                        -----  -----

     The sources of differences between the financial accounting and tax bases of assets and liabilities which gave rise to the net deferred tax asset are as follows:

                                            December 31,    December 31,
                                                1997            1996
                                           --------------  --------------
  Deferred assets:
         Net operating loss carryforwards  $   3,759,000   $   1,388,000
         Unearned revenue                        624,000         660,000
       Accrued expenses                        1,244,000       1,061,000
         Accounts receivable                     422,000         160,000
         Other                                   106,000         132,000
                                           --------------  --------------
                                               6,155,000       3,401,000
                                           --------------  --------------
  Deferred liabilities
        Depreciation                            (236,000)       (441,000)
                                           --------------  --------------

  Net deferred tax asset before valuation
   allowance                                   5,919,000       2,960,000
  Valuation allowance                         (5,919,000)     (2,960,000)
                                           --------------  --------------
  Net Deferred Tax Asset                   $           0   $           0
                                           ==============  ==============

     The Tax Reform Act of 1986 provided for certain limitations on the utilization of net operating loss carryforwards ("NOLs") if certain events occur, such as a 50% change in ownership. The reverse merger in 1995 and the 1996 acquisitions were such events and, accordingly, the Company's ability to utilize the carryforwards is limited. Also, the NOLs used to affect any taxes calculated as alternative minimum tax could be significantly less than the regular tax NOLs. Further, each of the companies acquired in 1996 had available NOLs that the Company acquired and will be able to be utilized subject to the aforementioned limitations. The NOLs will be utilized to offset taxable income generated in future years, subject to the applicable limitations and their expiration between 2006 and 2012. Since it currently cannot be determined that it is not more likely than not that the net deferred tax assets resulting from the NOLs and other temporary items will be realized, a valuation allowance for the full amount of the net deferred asset has been provided in the accompanying consolidated financial statements.

10.  COMMITMENTS  AND  CONTINGENCIES

     LEASES

     Lease expenses primarily relate to the lease of office space and equipment and include leases with affiliates. Rents charged to expense were approximately $680,000 and $312,000 for the years ended December 31, 1997 and 1996, respectively.

     At December 31, 1997, future minimum lease payments under non-cancelable operating leases with initial remaining terms of more than one year are as follows for the years ended December 31:

1998   $  846,264
1999      763,324
2000      513,883
2001      196,332
2002       61,420
       ----------
Total  $2,381,223
       ==========

     During 1997, the Company entered into an agreement to sublease the office space formerly utilized by Worldlink at a price equal to the scheduled lease payments exclusive of the escalation provisions of the original lease. The current lease payment is $8,369 per month and the rent received under the sub-lease is $8,369 per month.

     LITIGATION

     The Company is subject to litigation related to matters arising in the normal course of business. Management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the results of operations or liquidity.

11.  TRANSACTIONS  WITH  AFFILIATES

     The Company has a consulting agreement with Charter Trading Corporation ("CTC"), an unaffiliated company whose president and principal stockholder is a former director. The Company compensated CTC $100,000 per annum for consulting services through December 31, 1997. The Company has a similar arrangement with Potere Management, Inc., of which the Company's Vice-Chairman and member of the Board of Directors is President and controlling shareholder. The Company has accrued approximately $68,000 related to this arrangement, which is payable on demand.

     The Company subleased office space from CTC for $2,000 per month during 1996. During 1997 and 1996, CTC administered payroll for certain Charter Panama employees and received 15% in excess of the payroll amount to cover related payroll taxes, benefits and administrative costs, which totaled approximately $30,000 for each year.

     During 1996 and part of 1997, the Company leased office space from a company whose only shareholder is a former officer of the Company and a former member of the Board of Directors. The Company has a five year lease agreement with monthly payments of $9,800. This individual also owned in excess of 90% of the capital stock of PDS at the time of the acquisition of PDS by the Company and was a member of the board of directors and an officer of the Company. This individual also owned 10% of PDN at the time of its acquisition by the Company. During 1997, this individual sold the property to an unaffiliated company, which assumed the lease for the same terms.

     The Chairman of the Company's Board of Directors and the Company's Chief Financial Officer were significant shareholders, officers, and directors of OCI at the time of its acquisition by the Company. Further, the OCI's Chairman of the board of directors was on the Company's Board of Directors at the time of the acquisition. These individuals were both serving as directors of the Company at the time of the acquisition of Worldlink, of which they were also significant shareholders.

     As discussed in Note 4, the Company's lines of credit and certain notes payable have been guaranteed by the Aurum Group Limited Partnership ("Aurum") and the Chairman of the Company's Board of Directors and its Chief Financial Officer. 100,000, 30,000, and 30,000 warrants to purchase shares of Common Stock at $1 per share have been granted to this group and individuals, respectively. The Company's Chief Executive Officer and member of the Board of Directors controls Aurum, a significant stockholder and debt holder of the Company.

     During 1997, the Company entered into a five year operating lease of earth station equipment located in Panama, Costa Rica and Nicaragua. There are two lessors, one of which is a company whose principal shareholder is the Chairman of the Company's Board of Directors, and the other is a director. The lease obligations total approximately $70,000 per annum payable quarterly in arrears. In conjunction with the lease, the Company issued 195,000 warrants, which grant the holders the right to purchase shares of the Company's common stock at a price of $3.00 per share. The Company has reflected the fair value of these warrants (computed using the Black-Scholes model) in the accompanying financial statements.

     Accounts payable--affiliate represents payables to CTC, Poterie and officers for services and advances.

12.  QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

     The following table summarizes the Company's quarterly results of operations for 1997 and 1996:

1997 Quarters        FIRST         SECOND        THIRD         FOURTH
 Revenues            $ 2,749,355   $ 3,321,055   $ 3,197,172   $ 3,683,840
 Operating Loss       (2,156,847)   (1,778,036)   (1,516,171)   (5,802,095)
 Net Loss             (2,540,621)   (1,857,555)   (1,405,009)   (6,172,673)
 Net Loss Per Share       ($0.09)       ($0.06)       ($0.04)       ($0.18)

1996 Quarters        FIRST         SECOND        THIRD         FOURTH
 Revenues            $   431,722   $ 2,282,705   $ 2,589,805   $ 2,927,370
 Operating Loss         (676,855)     (994,760)   (1,742,629)   (3,874,306)
 Net Loss               (707,652)   (1,103,575)   (1,874,750)   (4,071,871)
 Net Loss Per Share       ($0.09)       ($0.09)       ($0.12)       ($0.27)

13.  SUBSEQUENT  EVENTS

     Subsequent to year end, the Company entered into a Receivable Purchase Facility Agreement, which enables it to sell its receivables to the purchaser, up to the maximum facility amount of $600,000. Receivables are sold at 80% of book value with the additional 20% representing collateral until the receivables are paid, repurchased or substituted with other receivables, at which time the 20% is returned to the Company. Interest accrues on the purchase amount at a rate of prime (8.5% at December 31, 1997) plus 2%, per annum, until the receivables are paid, repurchased or substituted. As of the date of this report, the Company has received approximately $600,000 for receivables sold under this facility.

     Also, subsequent to year end, the Company completed a private placement offering of 9,000,000 shares of common stock at a price of $.50 per share for proceeds totaling $4,500,000 and entered into an additional sale leaseback transaction of certain assets for proceeds totaling approximately $400,000.

     REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS  AS  TO  SCHEDULE


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of CHARTER COMMUNICATIONS INTERNATIONAL, INC. and its Subsidiaries as of and for the year ended December 31, 1997 included in this Form 10-KSB and have issued our report thereon dated March 31, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management, and is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


     /s/ ARTHUR  ANDERSEN  LLP
     Atlanta,  Georgia
     March  31,  1998

     CHARTER  COMMUNICATIONS  INTERNATIONAL,  INC.  AND  SUBSIDIARIES
     SCHEDULE  II  --  VALUATION  AND  QUALIFYING  ACCOUNTS

              Column A                 Column B   Column C     Column D     Column E
------------------------------------  ----------  ---------  ------------  ----------
                                      Balance at             Write-offs,   Balance at
                                      Beginning                 Net of       End of
           Classification             of Period   Additions   Recoveries     Period
------------------------------------  ----------  ---------  ------------  ----------


For the Year Ended December 31, 1997
Allowance for Doubtful Accounts          435,000    715,737     (507,737)     650,000
Allowance for Obsolete Inventory          70,000    250,000            0      320,000
                                      ----------  ---------  ------------  ----------
                                         505,000    965,737     (507,737)     970,000
                                      ==========  =========  ============  ==========


For the Year Ended December 31, 1996
Allowance for Doubtful Accounts            3,762  1,040,275     (609,037)     435,000
Allowance for Obsolete Inventory               0     70,000            0       70,000
                                      ----------  ---------  ------------  ----------
                                           3,762  1,110,275     (609,037)     505,000
                                      ==========  =========  ============  ==========