Form 10KSB/A
period 1997-12-31
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1998-04-30
CIK 842305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
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

This Form 10-KSB/A amends the Form 10-KSB filed with the Commission on April 1, 1998, pursuant to the filing requirements under Rule 201 of Regulation S-T to add the information required in Items 9-12 of Part III thereof.

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

Name                  Age    Position
----                  -----  ---------
Stephen E. Raville       50  Chairman of the Board, Chief Executive Officer
David G. Olson           46  Director, President, Chief Operating Officer
Patrick E. Delaney       44  Director, Chief Financial Officer
Stephen L. Schilling     34  Vice President in charge of Telecommute division
John F. Nort             49  General Manager in charge of Prepaid division
William C. Comee         58  Vice President, International Markets and Former Director
William P. O'Reilly      52  Director
Robert E. Conn           71  Director
F. Scott Yeager          46  Director
Gerald F. Schmidt        57  Director
James H. Dorsey          38  Director

     STEPHEN E. RAVILLE. Mr. Raville has been a director of the Company since December 14, 1995, Chairman since January 28, 1997 and Chief Executive Officer since September 12, 1997. Mr. Raville is President of First Southeastern Corp., a private investment company. First Southeastern Corp. was formed shortly after Mr. Raville's departure from Advanced Telecommunications Corporation ("ATC") where he served as Chairman of the Board and Chief Executive Officer. Prior to the merger of ATC and Atlanta based TA Communications, Mr. Raville served as a President of TA Communications. Additionally, he was a partner in the Atlanta law firm of Hurt, Richardson, Garner, Todd & Cadenhead. Mr. Raville currently serves on the Board of World Access, Inc., and numerous private concerns.

     DAVID G. OLSON. Mr. Olson has been a Director since September 21, 1995 and President since March 27, 1997. Mr. Olson has an extensive background in the telecommunications industry. During 1993 and 1994, he served as a consultant to IDB Communications Group, Inc. ("IDB"), a full service provider of international telecommunication services and specialized broadcasting services. Prior to that time, Mr. Olson was Chief Executive Officer of WorldCom, an international telecommunication company that subsequently became part of IDB. Previous to that relationship, he was the founder, Chairman of the Board, President, and Chief Executive Officer of Satellite Transmission and Reception Specialists ("STARS"), STARS de Mexico, and the Houston International Teleport. STARS provided a full range of worldwide satellite telecommunication services with offices in Houston, New York, Los Angeles, and Mexico City.

     PATRICK E. DELANEY.  Mr.  Delaney has been a Director  since  September 12,
1996.  Mr.  Delaney  has  over  twenty  years  of  diverse  business  management experience in such industries as chemical engineering, insurance and telecommunications. As Chief Financial Officer of Advanced Telecommunications Corporation ("ATC"), Mr. Delaney was instrumental in growing ATC's annual revenues from $50,000,000 to $500,000,000 in less than six years. Mr. Delaney's other key responsibilities at ATC included directing mergers and acquisitions activities, which resulted in over fifteen transactions, as well as placing financing in excess of $250,000,000 in debt and equity. During 1993-1994, Mr. Delaney served as a board member and Chief Financial Officer for RealCom, Inc., the second largest shared tenant services company in the country until its acquisition by MFS Communications.

     STEPHEN L. SCHILLING. Mr. Schilling joined the Company as Chief Operating Officer on December 1, 1996. On March 1, 1998, Mr. Schilling became Vice President in charge of the Telecommute division. Mr. Schilling has over 11 years of experience in the telecommunications industry. Most recently, Mr. Schilling was Senior Vice President of Business Development and Operations for GE Capital-ResCom (GECR) where, in addition to general operating responsibilities, he oversaw strategic development in the areas of product development, technology direction, and internal process engineering. While at GECR, Mr. Schilling also established several strategic business relationships with various Bell organizations. Previously, Mr. Schilling had been with MFS/RealCom, where he held several positions, most recently as Division Vice President/General Manager. In that position, he was responsible for overall growth and direction of MFS/RealCom's South Division including sales, marketing, operations and business development. Prior to MFS/RealCom, Mr. Schilling held various positions at National Data Corporation and US Sprint Communications, Inc.

     JOHN F. NORT. Mr. Nort is currently the General Manager of the Prepaid Calling Card division. The founder of WorldLink Communications in 1992, Mr. Nort sold his company to Charter in 1996 and is responsible for the worldwide sales and marketing of Pre-Paid Telephone Cards and Services. In 1998, Mr. Nort founded and remains Chairman of the Board of National Telephone Company as well as a director/owner of Rent-A-Line Telephone Company.

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

     WILLIAM P. O'REILLY. Mr. O'Reilly has been a director since December 14, 1995. Mr. O'Reilly has over 20 years experience in the telecommunication industry and has initiated several successful business ventures. In 1981, he was the founder and Chief Executive Officer of Lexitel Corporation, which is currently part of ALC Communications, Inc. Mr. O'Reilly was also a founder and Chief Executive Officer of Digital Signal, a leading provider of low-cost fiber optic capacity to long distance carriers. In 1989, he acquired Military Communications Corporation ("MCC"). MCC provides international public switched network services via phone centers to the U.S. military worldwide. Mr. O'Reilly sold MCC to LDDS in 1997. Mr. O'Reilly is currently Chairman and Chief Executive Officer of ELTRAX Systems, Inc., a public company.

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

     F. SCOTT YEAGER. Mr. Yeager has been a director since February 26, 1996. Mr. Yeager has extensive experience in the communications industry and has founded both Network Communications Inc., a company created to install, own and operate a fiber optic network in Houston, Texas to compete with Southwestern Bell Telephone Company, and YSA Inc., a systems integrator of fiber optic components, including cable connectors, test equipment and multiplexers. In 1989, following the purchase of Network Communications Inc., by MFS, Mr. Yeager became City Director of MFS of Houston, Inc. In 1991, he developed the concept of high speed data-networking over the MFS fiber infrastructure. In 1992, he became Vice President of Sales and Distribution of MFS Datanet, Inc., where he developed the sales organization and marketing approach of MFS Datanet. Mr. Yeager currently serves a Vice President of Business Development of MFS Global Services, Inc.

     GERALD F. SCHMIDT. Mr. Schmidt joined the Company as a director on February 28, 1997. Mr. Schmidt is Chairman, a director and a shareholder of Cordova Technologies, Inc. As Chairman, he is responsible for the major policy decisions of the General Partner and the Partnership. Mr. Schmidt is a co-founder of Cordova Capital and also President of Cordova Capital Inc. and Cordova Capital II, Inc., and is a shareholder and member of the Board of Directors of each. A major portion of his career was spent with Jostens, Inc., a publicly-traded NYSE company on the Standard & Poor's 500, based in Minneapolis and involved in the manufacturing and sale of motivation and recognition products to educational institutions and companies. While there, he was responsible for $170 million in sales through more than 500 independent sales representatives and led a sales and design team that won the opportunity to produce the gold, silver and bronze medals for the games of the XXIII Olympiad held in Los Angeles. Upon leaving
Jostens in 1984, he spent five years as senior vice president of O'Neill Developments, Inc., a privately-held merchant developer of real estate properties headquartered in Atlanta. Mr. Schmidt left in 1988 to join Manderson & Associates, where Cordova Capital was founded. Mr. Schmidt serves on the Board of Directors of USBA Holdings, Ltd., a financial services company providing products and services to banks, Investors Financial Group, Inc., a full service broker-dealer, and Premis Corporation, a publicly traded NASDAQ company that designs, develops and markets software systems for point of sale.

     JAMES H. DORSEY. Mr. Dorsey is currently the founder and CEO of Boom, Inc., with offices in New York City and Florida. This new venture, aimed at the Baby Boomer Generation, is a discount membership club set up as a multimedia company, comprised of a TV show, a Web Site and a magazine. In addition, Mr. Dorsey is the founder and President of three Florida based companies: Landmark Design Custom Builders, LLC, Dorsey Realty Investments, LLC, and Dorsey Investments Properties, LLC, all headquartered in Delray Beach, Florida. The three companies buy and develop properties in Miami Beach, Colorado and Jackson Hole, Wyoming, concentrating in new construction as well as renovation. In 1989, Mr. Dorsey founded American Hydro-Surgical Instruments, Inc., also in Delray Beach, and served as President, CEO and Chairman of the Board for the next six years. Begun with the design for a single product for the growing field of laparoscopic surgery, the company recorded sales of 20 million dollars in 1995 and had 175 employees including a national sales force and close to 200 products. Mr. Dorsey was awarded 14 patents for surgical products issued in his name. In 1995, the company was merged with CR Bard, a leader in the pharmaceutical industry. Mr. Dorsey served as a full time medical consultant for CR Bard for a year, and since then has been retained as a patent and product consultant. From 1989 to 1992, Mr. Dorsey also served as President and CEO of Sigmatec Medical Inc., in Delray Beach, a company he founded to serve South Florida as a sales organization for American Hydro Surgical Instruments, Inc. With sales of 3.5 million, Sigmatec was merged with American Hydro Surgical Instruments in 1992.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     The Company filed to register its Common Stock under Section 12(g) of the Exchange Act of June 11, 1996 which registration became effective 60 days after such filing. To the knowledge of the Company, the following persons have filed late reports pursuant to Section 16 relating to their beneficial ownership of securities of the Company:

     On June 11, 1997, David G. Olson filed a Form 4 relating to the purchase of 250,000 shares of stock on January 29, 1997, by the Aurum Group Limited
Partnership ("AURUM"). Mr. Olson may be deemed the beneficial owner of the common stock of the Company held by AURUM. The Form 4 also recorded the disposition of 876,815 shares of stock in a division of marital property on March 18, 1997. The Form 4 was filed one day late related to the following disposition transactions on May 27, 1997: the disposition of 227,500 shares for a division of marital property, and gifts in the amount of 10,000, 20,000, 10,000 and 5,000 shares.

     In November 1997, AURUM was issued 65,000 shares of stock. To the Company's knowledge a Form 4 has not yet been filed reporting such acquisition.

     On January 10, 1998, Steven E. Raville filed a Form 4 to report the ownership of 166,666 shares of convertible securities from a debenture issued on August 16, 1997.

     In December 1996, Mr. Schilling was issued an option to purchase 250,000 of common stock, vesting 25% on each one year anniversary date of issuance. Accordingly, in December 1997, such option vested as to 62,500 shares. Mr. Schilling has not yet filed a Form 4 reporting the beneficial ownership of such shares, nor has he yet reported the acquisition of 10,000 shares from an affiliate of the Company in May 1997.

ITEM  10.    EXECUTIVE  COMPENSATION.

     The following table summarizes the compensation paid by the Company to its Chief Executive Officer and all the executive officers of the Company whose salary and bonus from the Company for services rendered during 1997 exceeded
$100,000. Information is not included for any persons not serving as an executive officer of the Company as of December 31, 1997.

                                       SUMMARY COMPENSATION TABLE

                                      Annual Compensation                          Long-Term Compensation
                                      -------------------                          ----------------------

                                                                                 Awards             Payouts
                                                                                 ------             -------

                                                                         Restricted   Securities
Name and Principal                                        Other Annual     Stock      Underlying     LTIP
     Position                   Year    Salary     Bonus  Compensation     Awards    Options/SARs   Payouts
------------------              ----    ------     -----  ------------   ----------  ------------   -------
Stephen E. Raville
  Chief Executive Officer       1997

David G. Olson                  1997  $100,000(1)
  President and Chief           1996  $100,000(1)
  Operating Officer             1995  $100,000(1)

Patrick E. Delaney              1997  $100,000
  Chief Financial Officer

John F. Nort                    1997  $100,000
  General Manager - Prepaid
   Calling Card Division

Stephen L. Schilling            1997  $100,000                                        250,000(3)
  Vice President
  Telecommute Division

William C. Comee                1997  $100,000(2)
  Vice President                1996  $100,000(2)
  International Division        1995  $100,000(2)

(1) Potere Management, Inc., a corporation affiliated with Mr. Olson, entered into a consulting agreement with the Company in January 1994 under which the Company was obligated to pay $100,000 per annum. The agreement expired on December 31, 1997.
(2) Charter Trading Corporation, a company of which Mr. Comee is President and principal stockholder, entered into a consulting agreement with the Company under which the Company was obligated to pay $100,000 per annum. The agreement expired on December 31, 1997.

(3) Mr. Schilling was granted 250,000 options to purchase the Company's common stock at a price of $1.00 per share, which option expires December 1, 2003 and vests in four equal annual installments. Such option grant represents 12% of the options granted to all employees during 1997. At December 31, 1997, such option had vested as to 62,500 shares with a value of $11,718 and 187,500 shares with a value of $35,134 were not yet vested.


No options were granted to the named executives as compensation other than the 250,000 granted to Mr. Schilling; however, Aurum and Potere (entities affiliated with Mr. Olson) and Mr. Delaney and Mr. Raville received warrants for certain personal guartanties as disclosed in Item 12 hereof. Aurum and Potere exercised options/warrants for 160,000 shares during 1996 at an exercise price of $.70 per share. The aggregate value of such shares was $260,000 as of December 31, 1996. Aurum and Potere continued to hold options/warrants for 308,721 shares at an exercise price ranging from $.70 to $2.00 per share with an aggregate value at December 31, 1996 of $501,671. Mr. Delaney held warrants for 30,000 shares at an exercise price of $1.00 with an aggregate value of $5,625. Mr. Comee held warrants for 52,709 shares at an exercise price of $.70 with an aggregate value of $25,695. Mr. Raville held warrants/options for 331,043 shares with an exercise price ranging from $.70 to $3.00 with an aggregate value of $104,852.

     The Company has adopted a 1996 Nonemployee Director Stock Option Plan pursuant to which 1,000,000 shares of the Company's Common Stock have been reserved for issuance to Nonemployee directors of the Company. Options are granted with an exercise price at fair market value on the date of grant, are exercisable upon the one year anniversary of the date of grant and expire upon the earliest to occur of (i) ten years after the date of grant, (ii) one year after the recipient ceases to be a director of the Company by reason of death or disability, or (iii) three months after the recipient ceases to be a director of the Company for any reason other than death or disability. To date, the Company has granted options to purchase 100,000 shares under the plan to each of the following persons: Robert E. Conn, Stephen E. Raville, William P. O'Reilly, F. Scott Yeager, Jerry Schmidt and James H. Dorsey. The options vest in 25,000 share increments on each one year anniversary date of election to the board of directors. As of December 31, 1997, Messrs. Conn, Raville and O'Reilly were vested in 50,000 options and Mr. Yeager was vested in 25,000 options.

ITEM  11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 1998, information regarding the ownership of Common Stock of the company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by the Company to own beneficially more than 5% of the Common Stock; (ii) each director of the Company, (iii) each of the named executive officers and
(iv)  all  officers  and  directors  of  the  Company  as  a  group.

                                          March  31,  1998
                                          ----------------
Beneficial Owners                       Number     % of Total
-----------------                       ------     ----------
DIRECTORS AND EXECUTIVE OFFICERS
William C. Comee                     1,275,835(1)         2.9%
Robert E. Conn                         143,188(2)           *
Patrick E. Delaney                   2,805,423(3)         6.5%
William P. O'Reilly                    570,056(4)         1.3%
David G. Olson                       1,428,035(5)         3.3%
F. Scott Yeager                        230,000(6)           *
Stephen E. Raville                   6,775,930(7)        15.7%
Gerald F. Schmidt                    3,025,000(8)         7.0%
John F. Nort                           385,144              *
Stephen L. Schilling                   172,500(9)           *
James H. Dorsey                       397,500(10)           *



EXECUTIVE OFFICERS AND DIRECTORS
  AS A GROUP:                       17,208,611           39.9%

The business address for each of the above persons is 2839 Paces Ferry Road, Suite 500, Atlanta, Georgia 30339.
(1) Includes 400,000 shares owned by spouse and 10,000 owned by child, the ownership of which is disclaimed, and warrants to purchase 20,709 shares at $0.70 per share and 32,000 shares at $0.70-$2.50 per share.
(2) Includes the vested portion of Nonemployee Director option of 50,000 shares at $0.70 per share, and warrants to purchase 20,709 shares at $0.70 per share.
(3) Includes 45,423 shares owned by family members, the ownership of which is disclaimed; and warrants to purchase 30,000 shares of $1.00 per share.
(4) Includes the vested portion of Nonemployee Director option 50,000 shares at $0.70, and warrants to purchase 103,543 shares at $0.70 per share.
(5) The shares are owned by the Aurum Group Limited Partnership. Mr. Olson may be deemed the beneficial owner of the shares owned by The Aurum Group Limited Partnership and Potere Management, Inc., which holds an option to purchase 50,000 shares at $2.00 per share. Includes options to purchase 50,000 shares at $0.70 per share; warrants to purchase 108,721 shares at $0.70 per share, and warrants to purchase 100,000 shares at $1.00 per share.
(6) Includes shares owned by minor children, the ownership of which is disclaimed, and the vested portion of Nonemployee Director option of 50,000 shares at $0.70 per share.
(7) Includes warrants to purchase 103,543 shares at $0.70 per share; the vested portion Nonemployee Director option of 50,000 shares at $0.70 per share; warrants to purchase 30,000 shares at $1.00 per share; and warrants to purchase 97,500 shares at $3.00 per share, such warrants have not yet been issued and the amount thereof has not finally been determined but represents the current estimate by the parties of the number of such warrants.
(8) Includes 3,000,000 shares owned by Cordova Capital Partners LP Enhanced Appreciation, an investment Limited Partnership of which Cordova Capital is general partner, the ownership of shares is disclaimed; and the vested portion of Nonemployee Director option of 25,000 shares at $1.00 per share.
(9) Includes vested portion of Long-Term Stock Option of 62,500 at $1.00 per share.
(10) Includes warrants to purchase 97,500 shares at $3.00 per share, such warrants have not yet been issued and the amount thereof has not finally been determined but represents the current estimate by the parties of the number of such warrants.



ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

The Company has a consulting agreement with Charter Trading Corporation ("CTC"), a company of which William C. Comee is President and principal stockholder, pursuant to which the Company pays CTC $100,000 per annum for consulting services, including the services of Mr. Comee. The Company has a similar arrangement with Potere Management, Inc., of which David G. Olson is President and controlling shareholder. Each agreement expired on December 31, 1997.

     During 1997 and 1996, CTC administered payroll for certain Charter Panama employees and received 15% in excess of the payroll amount to cover related payroll taxes, benefits and administrative costs, which totaled approximately
$30,000 for each year. Additionally, the Company subleased office space from CTC for $2,000 per month during 1996.

     During 1996 and part of 1997, the Company leased office space from a company whose only shareholder was Billie C. Holbert. The Company has a five year lease agreement with monthly payments of $9,800. Mr. Holbert also owned in excess of 90% of the capital stock of PDS at the time of the acquisition of PDS by the Company and was a member of the board of directors and an officer of the Company until his resignation on January 17, 1997. Mr. Holbert also owned 10% of PDN at the time of its acquisition by the Company. In connection with the acquisition of PDS, the Company granted piggyback registration rights to the former stockholders of PDS covering 1,000,000 shares of Common Stock in the aggregate, including shares owned by Mr. Holbert as a result of the acquisition of PDS and PDN. During 1997, Mr. Holbert resigned as a director and officer of the Company and the property leased by the Company was sold to an unaffiliated company, which assumed the lease for the same terms.

     In consideration for personal guaranties issued by Aurum, Mr. Raville and Mr. Delaney for certain of the Company's bank debt, on February 28, 1997, the Company granted 100,000, 30,000, and 30,000, respectively, warrants to purchase shares of Common Stock at $1 per share. The warrants are exercisable for five years and contain other customary terms and provisions.

During 1997, the Company entered into a five year operating lease of earth station equipment located in Panama, Costa Rica and Nicaragua. James H. Dorsey and a company affiliated with Mr. Raville are the lessors. The lease obligations total approximately $70,000 per annum payable quarterly in arrears. In conjunction with the lease, the Company issued 195,000 warrants, which grant the lessors the right to purchase shares of the Company's common stock at a price of $3.00 per share.

                                 SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

CHARTER  COMMUNICATIONS  INTERNATIONAL,  INC.

        /s/  STEPHEN  E.  RAVILLE
By:  ---------------------------------------     Date:  April  30,  1998
      STEPHEN  E.  RAVILLE,  CHIEF  EXECUTIVE  OFFICER