Form 10QSB
period 1998-03-31
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1998-05-15
CIK 842305

U. S.  SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark  One)

 /X/ Quarterly  report  under Section 13 or 15(d) of the Securities Exchange Act of  1934

For  the  quarterly  period  ended  March  31,  1998

 / / Transition  report  under    Section  13  or  15(d)  of  the  Exchange  Act
For  the  transition  period  from  ___________  to  _____________

     Commission  file  number    0-20843

                   CHARTER COMMUNICATIONS INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                  NEVADA                                         84-1097751
     (State  or  Other  Jurisdiction  of                       (IRS Employer
     Incorporation  or  Organization)                        Identification No.)


            2839 PACES FERRY ROAD, SUITE 500, ATLANTA, GEORGIA 30339
                    (Address of Principal Executive Offices)

                                 (770) 432-6800
                (Issuer's Telephone Number, Including Area Code)
            ________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No______
   -----

     State  the  number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the  latest  practicable  date:             43,134,776.
                                                        -----------------------

     Traditional  Small  Business  Disclosure  Format:
Yes  X  No______
   -----

                                     PART I

ITEM  1.          FINANCIAL  STATEMENTS


                   CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                               March 31,     December 31,
                                                  1998           1997
                                              ------------  --------------
                                               (Unaudited)    (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . .  $ 1,211,328   $     155,503
Restricted cash. . . . . . . . . . . . . . .      135,000         135,000
Accounts receivable, net of allowance for
doubtful accounts of $706,940 and $650,000 .    2,384,032       2,606,104
Accounts receivable-- affilliate . . . . . .      513,505               -
Inventory. . . . . . . . . . . . . . . . . .      295,694         252,120
Prepaid expenses and other . . . . . . . . .      199,793         224,595
                                              ------------  --------------

  Total current assets . . . . . . . . . . .    4,739,352       3,373,322
                                              ------------  --------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery. . . . . . . . . . .    6,494,385       6,058,943
Earth station facility . . . . . . . . . . .      618,061         618,497
Software . . . . . . . . . . . . . . . . . .    1,271,895       1,121,248
Furniture and fixtures . . . . . . . . . . .      403,079         360,694
Other. . . . . . . . . . . . . . . . . . . .      626,163         583,861
                                              ------------  --------------

                                                9,413,583       8,743,243
Accumulated depreciation and amortization. .   (2,498,373)     (2,113,198)
                                              ------------  --------------
  Property and equipment, net. . . . . . . .    6,915,210       6,630,045
                                              ------------  --------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
of $1,026,623 and $865,087 . . . . . . . . .   17,229,862      17,391,398
Acquired customer bases, net of accumulated
amortization of $664,011 and $579,369. . . .    1,097,009       1,181,651
Other intangibles, net of accumulated
amortization of $747,077 and $590,884. . . .    1,819,057       1,938,582
Other. . . . . . . . . . . . . . . . . . . .      608,615         551,087
                                              ------------  --------------

  Total other assets . . . . . . . . . . . .   20,754,543      21,062,718
                                              ------------  --------------

  TOTAL ASSETS . . . . . . . . . . . . . . .  $32,409,105   $  31,066,085
                                              ============  ==============

            The accompanying Condensed Notes to Financial Statements
                  are an integral part of these balance sheets.


                   CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

CURRENT LIABILITIES:
Current portion of notes payable . . . . . . . .  $    169,877   $    175,001
Current portion of lease obligation. . . . . . .       386,456        342,249
Lines of credit. . . . . . . . . . . . . . . . .       470,000        485,000
Receivable purchase facility . . . . . . . . . .       600,000              -
Loans from shareholders. . . . . . . . . . . . .       520,000        520,000
Accounts payable . . . . . . . . . . . . . . . .     4,122,233      4,889,518
Accounts payable-- affiliate . . . . . . . . . .        73,001        249,655
Accrued liabilities. . . . . . . . . . . . . . .     1,616,113      1,676,547
Unearned revenues. . . . . . . . . . . . . . . .       894,871      1,645,722
                                                  -------------  -------------
  Total current liabilities. . . . . . . . . . .     8,852,551      9,983,692
                                                  -------------  -------------

LONG TERM LIABILITIES:
Financing lease obligation . . . . . . . . . . .     1,679,074      1,397,473
Convertible debenture. . . . . . . . . . . . . .     1,180,000      1,180,000
Senior subordinated notes. . . . . . . . . . . .       667,779        660,278
Notes payable. . . . . . . . . . . . . . . . . .       718,869        711,110
                                                  -------------  -------------
  Total long term liabilities. . . . . . . . . .     4,245,722      3,948,861
                                                  -------------  -------------

Deferred settlement gain . . . . . . . . . . . .     2,757,132      2,757,132
                                                  -------------  -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
authorized, 0 shares issued and outstanding at
March 31, 1998 and December 31, 1997 . . . . . .             -              -
Common stock, $0.00001 par value; 45,000,000
shares authorized; 43,134,776 and 34,134,776
shares outstanding at March 31, 1998 and
December 31, 1997, respectively. . . . . . . . .           431            341
Additional paid-in-capital . . . . . . . . . . .    40,481,350     35,981,440
Accumulated deficit. . . . . . . . . . . . . . .   (23,928,081)   (21,605,381)
                                                  -------------  -------------
Total stockholders' equity . . . . . . . . . . .    16,553,700     14,376,400
                                                  -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . .  $ 32,409,105   $ 31,066,085
                                                  =============  =============

            The accompanying Condensed Notes to Financial Statements
                  are an integral part of these balance sheets.


                   CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                          Three Months      Three Months
                                             Ended             Ended
                                         March 31, 1998    March 31, 1997
                                        ----------------  ----------------
                                          (Unaudited)       (Unaudited)
REVENUES:
  Communications services. . . . . . .  $     3,332,636   $     1,912,281
  Hardware and software. . . . . . . .           12,069           169,479
  Internet connection services . . . .          754,161           667,595
                                        ----------------  ----------------
  Total Revenues . . . . . . . . . . .        4,098,866         2,749,355
                                        ----------------  ----------------

COSTS AND EXPENSES:
  Cost of services . . . . . . . . . .        3,404,937         2,154,123
  Cost of hardware and software. . . .            5,455           140,994
  Selling, general, and administrative        1,998,123         1,930,978
  Depreciation and amortization. . . .          751,984           680,107
                                        ----------------  ----------------
  Total costs and expenses . . . . . .        6,160,499         4,906,202
                                        ----------------  ----------------

OPERATING LOSS . . . . . . . . . . . .       (2,061,633)       (2,156,847)
                                        ----------------  ----------------

INTEREST EXPENSE, NET. . . . . . . . .         (261,067)         (141,989)
LOSS ON EXTINGUISHMENT OF DEBT . . . .                -          (241,785)
                                        ----------------  ----------------

NET LOSS BEFORE INCOME TAXES . . . . .       (2,322,700)       (2,540,621)
INCOME TAX BENEFIT . . . . . . . . . .                -                 -
                                        ----------------  ----------------

NET LOSS . . . . . . . . . . . . . . .  $    (2,322,700)  $    (2,540,621)
                                        ================  ================

BASIC & DILUTED NET LOSS PER SHARE . .  $         (0.06)  $         (0.09)
                                        ================  ================

SHARES USED IN COMPUTING
NET LOSS PER SHARE . . . . . . . . . .       35,928,109        27,836,826
                                        ================  ================

            The accompanying Condensed Notes to Financial Statements
                    are an integral part of these statements.


                   CHARTER COMMUNICATIONS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                              Three Months      Three Months
                                                                 Ended             Ended
                                                             March 31, 1998    March 31, 1997
                                                            ----------------  ----------------
                                                              (Unaudited)       (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $    (2,322,700)  $    (2,540,621)
   Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization. . . . . . . . . . . .          751,984           680,107
      Bad debt expense . . . . . . . . . . . . . . . . . .           56,940            52,888
      Amortization of discounts on senior
         subordinated notes and financing lease obligation           38,475             7,458
      Loss on extinguishment of debt . . . . . . . . . . .                -           241,785
      Changes in operating assets and liabilities:
         Accounts receivable, net. . . . . . . . . . . . .          165,132          (462,139)
         Accounts receivable-- affiliate . . . . . . . . .         (513,505)          (10,963)
         Inventory . . . . . . . . . . . . . . . . . . . .          (43,574)          (41,223)
         Prepaid expenses. . . . . . . . . . . . . . . . .           24,802           (31,680)
         Other assets. . . . . . . . . . . . . . . . . . .          (24,768)         (240,059)
         Accounts payable and accrued liabilities. . . . .         (827,719)       (1,479,420)
         Accounts payable-- affiliate. . . . . . . . . . .         (176,654)         (101,847)
         Unearned revenue. . . . . . . . . . . . . . . . .         (750,851)          (54,853)
                                                            ----------------  ----------------
              Total Adjustments. . . . . . . . . . . . . .       (1,299,738)       (1,439,946)
                                                            ----------------  ----------------
              Net cash used in operating activities. . . .       (3,622,438)       (3,980,567)
                                                            ----------------  ----------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . . .         (670,340)         (506,586)
                                                            ----------------  ----------------
              Net cash used in investing activities. . . .         (670,340)         (506,586)
                                                            ----------------  ----------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock . . . . . . . .        4,500,000         4,842,518
    Repayment on line of credit, net . . . . . . . . . . .          (15,000)         (100,000)
    Repayment of loans from shareholders . . . . . . . . .                -          (125,000)
    Proceeds from/repayment of notes payable . . . . . . .            1,533            (8,619)
    Proceeds from receivable facility, net . . . . . . . .          574,500                 -
    Proceeds from sale and leaseback transactions, net . .          287,570                 -
                                                            ----------------  ----------------
              Net cash provided by financing activities. .        5,348,603         4,608,899
                                                            ----------------  ----------------

 INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .        1,055,825           121,746
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .          155,503           320,252
                                                            ----------------  ----------------
 END OF PERIOD . . . . . . . . . . . . . . . . . . . . . .  $     1,211,328   $       441,998
                                                            ================  ================


Supplemental Non-Cash Disclosures:
----------------------------------------------------------

Interest Paid. . . . . . . . . . . . . . . . . . . . . . .  $       196,526   $        48,391
Taxes Paid . . . . . . . . . . . . . . . . . . . . . . . .                -                 -

                   The accompanying Condensed Notes to Financial Statements
                           are an integral part of these statements.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1998 AND 1997


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Section 310 of Regulation S-B of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3. Basic net loss per share is computed using the weighted average number of shares. Diluted net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. For both periods presented, the effect of common stock equivalents was antidilutive. As a result, basic and diluted net loss per share are the same.

4. There was no provision for or cash payment of income taxes for the three months ended March 31, 1998 and 1997, respectively, as the Company had net taxable loss for these periods and anticipates a net taxable loss for the year ended December 31, 1998.

5. During the first quarter of 1998, the Company completed a private placement offering of 9,000,000 shares of common stock at a price of $.50 per share. Also during the first quarter, the Company entered into a Receivable Purchase Facility Agreement, which enables it to sell its receivables to the purchaser up to a maximum facility amount of $600,000. Receivables are sold at 60% of book value with the additional 40% representing collateral until the receivables are paid, repurchased or substituted with other receivables, at which time the 40% is returned to the Company. Interest accrues on the purchase amount at a rate of prime (8.5% at March 31, 1998) plus 2% per annum for the period outstanding. Receivables recorded under the receivable purchase facility are included with the Company owned receivables. The Company also entered into additional sale leaseback financing of certain assets for proceeds of approximately $384,000. Property and equipment recorded under the financing leases are included with the Company's owned assets.

6. During the first quarter of 1998, the Company granted 157,000 options, under its Incentive Stock Option Plan, at a weighted average exercise price of $1. Additionally during the first quarter of 1998, 407,000 options with a weighted average exercise price of $1 were forfeited.

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

     Subject to the capital limitations discussed below, the Company intends to continue to build an International Private Line communication network that will provide voice, data, facsimile, Internet, intranet, telecommuting, and video services to government and commercial organizations operating throughout the United States and Latin America. The building of this private line network is complementary to the Company's objective of providing Internet access services. The Company is currently licensed to provide various telecommunication services in the US, Peru, Honduras, Venezuela, Mexico, El Salvador, Guatemala, Costa Rica, and Panama. As of March 31, 1998, the Company is providing telecommunication and/or Internet service in the United States, Panama, Venezuela, El Salvador, Costa Rica and Mexico and will shortly begin providing service in Nicaragua. Construction of three new teleports, in Costa Rica, Panama and Nicaragua, is expected to be completed during the second quarter of 1998, which will significantly increase the Company's capacity to provide private line service to these countries. While the Company's telecommunication business in Latin America is currently focused on the provision of international private lines and internet services, it is actively pursuing other opportunities to provide long distance services in Latin American countries.

     The  Company  intends  to  vigorously pursue expansion of its telecommuting services through its subsidiary Telecommute Solutions. The Company believes demand for telecommuting services in the US will grow significantly as a result of corporate pressure to reduce operating costs, comply with government regulation, and attract and retain employees. The Company has developed a complete turnkey telecommuting solution which is scalable and can be deployed nationally. In November 1997, the Company signed a master agreement with a Fortune 100 financial services corporation to provide telecommuting outsourcing services. The first telecommuters were brought online under this agreement in February of 1998. The Company intends to expand this line of business through its direct sales force, located in major metropolitan areas (Atlanta, Houston, New York, Chicago, Los Angeles, Dallas and Washington, D.C.), where telecommuting is of greatest demand, and through strategic alliances with equipment vendors, consultants and Regional Bell Operating Companies. The initial product strategy has been focused on the business issues of telecommuting- program design, implementation and support. As a second phase of its product strategy, the Company intends to build a private internet protocol
(IP) network, specifically designed for telecommuting. In order to facilitate expansion of its services into additional cities and to build the telecommuting network, the Company intends to seek $5-$10 million through public and private markets. The Company will begin expansion only upon securing appropriate financing.

       The Company's calling card business is expanding. Over the last year, by leveraging its relationship with certain Latin American carriers, the Company was able to introduce calling cards with originating access from certain Latin American countries. During the first quarter of 1998, the Company has added an enhanced self-contained calling card platform to its network in order to provide additional capacity, speed and reliability. Also, the Company has formed strategic alliances with certain facilities based carriers in Colorado, Florida and California in order to expand its network and product offerings.

     The Company's Internet business continues to expand both domestically and in Latin America. In March of 1996, the Company formed Phoenix DataNet de Panama, S.A. and commenced the offering of Internet services to business and residential customers in Panama City, Panama. In December of 1996, the Company began offering Internet Service in Caracas, Venezuela. Shortly, the Company will begin to offer Internet service in Colon, Panama. The Company anticipates it will be required to spend approximately $130,000 per site in order to provide Internet services in the other Latin American sites targeted for private line services.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet these capital needs.

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the quarters ended March 31, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.


                                                                       March 31,                     March 31,
                                                                         1998                          1997
                                                                             % of Revenues                % of Revenues
Revenues

Communications services. . . . . . . . . . . . . . . . . . . .  $     3,333         81.3%  $       1,912          69.5%
Hardware and software
    sales. . . . . . . . . . . . . . . . . . . . . . . . . . .           12           .3             170           6.1
Internet connection services . . . . . . . . . . . . . . . . .          754         18.4             667          24.4
                                                                -----------  ------------  -------------  -------------
          Total revenues . . . . . . . . . . . . . . . . . . .        4,099        100.0           2,749         100.0
Cost and expenses:
   Cost of services. . . . . . . . . . . . . . . . . . . . . .        3,405         83.1           2,154          78.4

   Cost of hardware
        and software . . . . . . . . . . . . . . . . . . . . .            5           .1             141           5.1
   Selling, general, and administrative. . . . . . . . . . . .        1,998         48.8           1,931          70.2
   Depreciation and
        Amortization . . . . . . . . . . . . . . . . . . . . .          752         18.3             680          24.8
                                                                -----------  ------------  -------------  -------------
   Total costs
         and expenses. . . . . . . . . . . . . . . . . . . . .        6,160        150.3           4,906         178.5
                                                                -----------  ------------  -------------  -------------

Operating loss . . . . . . . . . . . . . . . . . . . . . . . .      <2,061>       <50.3>         <2,157>        <78.5>
                                                                -----------  ------------  -------------  -------------

Interest expense, net. . . . . . . . . . . . . . . . . . . . .        <262>        <6.4>           <142>         <5.2>

Extinguisment of
   debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            -           <241>         <8.7>
                                                                -----------  ------------  -------------  -------------
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . .      <2,323>       <56.7>         <2,540>        <92.4>
                                                                -----------  ------------  -------------  -------------

Net loss per share . . . . . . . . . . . . . . . . . . . . . .  $     <.06>                $      <.09>

Shares used in computing:
net loss per share . . . . . . . . . . . . . . . . . . . . . .   35,928,109                 27,836,826


     Consolidated revenues for the combined lines of business for the three months ended March 31, 1998 and 1997 were $4,098,866 and $2,749,355, respectively. The 49% increase in revenues is principally related to increases in prepaid calling card and international private line sales. Cost of services and hardware and software costs were $3,410,392 in 1998 and $2,295,117 for the comparable period in 1997, yielding a gross profit margin of 16.8% for 1998 and 16.5% for the same period in 1997. Gross profit margins in the first quarters of 1998 and 1997 were adversely affected by negative margin incurred on prepaid calling card traffic to a few select countries and by a delay in the implementation of the Company's least cost routing plan to improve network costs, respectively. The Company has taken measures to correct the items adversely affecting margins in these select countries. As a result of these measures and through continued refining of its least cost routing plan, the Company expects gross profit margins to improve during the remainder of 1998. Anticipated increases in sales of the Company's higher margin products, such as private line and telecommuting services, are also expected to increase the Company's overall gross profit margin.

     Selling, general, and administrative ( "SG&A" ) expenses for the first quarter of 1998 were $1,998,123 or 48.8% of sales compared to $1,930,978 or 70.2% of sales for the same period in 1997. While the amount of SG&A was relatively flat, SG&A as a percentage of revenue decreased during the first quarter of 1998 from the first quarter of 1997. This decrease is a result of the Company benefiting from economies of scale with regard to costs such as salaries and wages which have not increased in direct proportion to increases in revenues. Management anticipates additional cost reductions as a result of certain cost control efforts, including a reduction of the workforce, implemented during the first quarter of 1998.

     Depreciation and amortization expense was $751,984 for the first three months of 1998 compared to $680,107 for the same period in the prior year. The increase is mainly attributable to the increase in property, plant and equipment related to the expansion of operations.

     Interest expense was $261,067 and $141,989 for the three months ended March 31, 1998 and 1997, respectively. The increase in interest expense is primarily attributable to the financing lease obligations originated in the last quarter of 1997 and the first quarter of 1998 and the convertible debentures issued in the third quarter of 1997. In the first quarter of 1997, the Company incurred a $242,000 loss on extinguishment of debt in relation to the conversion of a portion of its 12% senior subordinated debentures, which had been reported net of discount at the time of the conversion.

     There was no income tax benefit recorded in either 1998 or 1997, as management recorded a valuation reserve due to the uncertainty of the timing of future taxable income. The net losses for the quarter ended March 31, 1998 and 1997 were $2,322,700 and $2,540,621, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to affiliates and outside investors. The Company intends to raise additional required funding through various sources including, but not limited to, the exercise of warrants and private placements of debt and/or equity. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

     During the first quarter of 1998, the Company completed a private placement offering of 9,000,000 shares of common stock at a price of $.50 per share for proceeds totaling $4,500,000 (4,000,000 shares included in this offering were purchased by directors), entered into an additional sale leaseback transaction of certain assets for proceeds totaling approximately $400,000, and entered into a Receivable Purchase Facility Agreement which enables it to sell its receivables to the purchaser, up to the maximum facility amount of $600,000. Receivables are sold at 60% of book value with the additional 40% representing collateral until the receivables are paid, repurchased or substituted with other receivables, at which time the 40% is returned to the Company. Interest accrues on the purchase amount at a rate of prime (8.5% at March 31, 1998) plus 2% per annum on the outstanding amount. As of March 31, 1998, the Company has received $600,000 for receivables sold under this facility. These funds were used to offset a net operating cash flow deficiency of approximately $3,622,000 through March 31, 1998, as well as capital expenditures of $670,000, and repayment of financing lease obligations, lines of credit and notes payable of approximately $110,000.

     The Company estimates that it will need approximately $4.5 million to fund existing operations over the next twelve months including approximately $.7 million through June 1998 to fund operating cash deficiencies, $1.6 million to fund debt due in the next twelve months, $1.0 million to fund the Sprint and employment arbitration settlements and $1.2 million to fund capital expenditures. The Company currently has $1.2 million on hand and intends to raise the balance through cash generated from operations subsequent to June 1998, additional debt and equity private placements and exercise of warrants. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations. At March 31, 1998, the Company had a significant working capital deficit and at times has borrowed funds and sold equity to affiliates/shareholders to fund essential obligations. While the Company has been able to fund such essential obligations to date and while management believes its current business activity is such that operating funds will be available to it as needed to continue operations and to fund planned growth, no assurance can be given that the Company will be able to raise such funds on a timely basis or at all. Failure to raise such funds could have material adverse consequences to the Company and its continuing and planned operations.

     Any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on the Company's liquidity and capital resources and would either require the Company to raise additional capital from public or private debt or equity sources or scale back operations. The Company does not currently have adequate resources available to achieve all of the potential expansion plans noted in Management's Discussion and Analysis and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding.
The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In July 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ( SFAS 130 ), and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ( SFAS 131 ). Both statements are effective for fiscal years beginning after December 15, 1997. SFAS 130 did not have an impact on the Company, and the Company does not expect SFAS 131 to have a material impact on the Company's financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. The Company does not expect SOP 98-5 to have a material impact on the Company's financial statements.


YEAR  2000

     The Year 2000 Issue is a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Date-sensitive software may recognize a date using 00 as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has addressed and continues to assess the impact of the Year 2000 Issue on its reporting and operating systems. Due to the proprietary nature of many of the Company's operating platforms, including its billing and accounts receivable systems, the Company has limited reliance on external vendors and third party network providers with Year 2000 exposure. The Company has addressed programming issues to ensure that its programs are capable of handling the change that will result from the turn of the century. Any costs incurred with the Year 2000 compliance are being expensed as incurred and are not expected to be material to the financial statements.

FORWARD-LOOKING  STATEMENTS

     This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the "Risk Factors" as well as in other sections of the Company's report filed on Form 10-KSB for the year ended December 31, 1997. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the Risk Factors and the other information set forth from time to time in the Company's reports on Forms 10-QSB, 8-K, 10-KSB and Annual Report to Stockholders.

                                     PART II

                                OTHER INFORMATION


ITEM  2.          CHANGES  IN  SECURITIES

    During the first quarter of 1998, the Company issued shares of its $.00001 par value common stock in a private placement to accredited investors. No underwriter was used for this private placement. Nine million (9,000,000) shares were privately placed in the offering at $.50 per share. This private placement was offered under Regulation D promulgated pursuant to the Securities Act of 1933, as amended (the "Act"). The $4,500,000 raised in this private offering will be used to offset the Company's operating deficit and to fund capital expenditures as described in the "Liquidity and Capital Resources" section of this filing.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)          EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  S-B

     Exhibit  27  -  Financial  Data  Schedule

(b)          REPORTS  ON  FORM  8-K

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



                                   CHARTER  COMMUNICATIONS
                                   INTERNATIONAL,  INC.



Date:        May 15, 1998               By: /s/ Stephen E. Raville
                                        Chief  Executive  Officer



Date:        May 15, 1998               By: /s/ Patrick E. Delaney
                                        Chief  Financial  Officer