Form 10QSB
period 1998-06-30
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1998-08-14
CIK 842305

U. S.  SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                 FORM 10-QSB

(Mark  One)

[ X ]   Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  quarterly  period  ended  June  30,  1998

[   ]   Transition report under Section 13  or  15(d)  of  the  Exchange  Act
For  the  transition  period  from  ___________  to  _____________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,484,776.
                                                        ------------

     Traditional  Small  Business  Disclosure  Format:
Yes     X    No
      -----       -----

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

              CHARTER COMMUNICATIONS INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
               AS  OF  JUNE  30,  1998  AND  DECEMBER  31,  1997

                                                              June 30,    December 31,
                                                               1998           1997
                                                           -------------  --------------
                                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                  $    456,944   $     155,503
Restricted cash                                                 135,000         135,000
Accounts receivable, net of allowance for
doubtful accounts of $798,478 and $650,000                    3,211,192       2,606,104
Accounts receivable-- affilliate                                 82,408               -
Inventory                                                       649,818         252,120
Prepaid expenses and other                                      318,590         224,595
                                                           -------------  --------------

  Total current assets                                        4,853,952       3,373,322
                                                           -------------  --------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery                                       6,906,544       6,058,943
Earth station facility                                          665,507         618,497
Software                                                      1,364,077       1,121,248
Furniture and fixtures                                          468,761         360,694
Other                                                           844,233         583,861
                                                           -------------  --------------

                                                             10,249,122       8,743,243
Accumulated depreciation and amortization                    (2,890,258)     (2,113,198)
                                                           -------------  --------------
  Property and equipment, net                                 7,358,864       6,630,045
                                                           -------------  --------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
of $1,188,158 and $865,087                                   17,204,629      17,391,398
Acquired customer bases, net of accumulated
amortization of $748,650 and $579,369                         1,012,367       1,181,651
Other intangibles, net of accumulated
amortization of $866,605 and $590,884                         1,715,757       1,938,582
Other                                                           638,173         551,087
                                                           -------------  --------------

  Total other assets                                         20,570,926      21,062,718
                                                           -------------  --------------

  TOTAL ASSETS                                             $ 32,783,742   $  31,066,085
                                                           =============  ==============


              The accompanying Condensed Notes to Financial Statements
                   are an integral part of these balance sheets.


CURRENT LIABILITIES:
Current portion of notes payable                           $    849,982   $     175,001
Current portion of lease obligation                             422,070         342,249
Lines of credit                                                 470,000         485,000
Receivable purchase facility                                    600,000               -
Loans from shareholders                                         695,000         520,000
Accounts payable                                              4,896,551       4,889,518
Accounts payable-- affiliate                                          -         249,655
Accrued liabilities                                           1,471,540       1,676,547
Unearned revenues                                             1,552,751       1,645,722
                                                           -------------  --------------
  Total current liabilities                                  10,957,894       9,983,692
                                                           -------------  --------------

LONG TERM LIABILITIES:
Financing lease obligation                                    1,544,565       1,397,473
Convertible debenture                                         1,180,000       1,180,000
Senior subordinated notes                                       675,278         660,278
Notes payable                                                   933,365         711,110
                                                           -------------  --------------
  Total long term liabilities                                 4,333,208       3,948,861
                                                           -------------  --------------

Deferred settlement gain                                              -       2,757,132
                                                           -------------  --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
authorized, 0 shares issued and outstanding at
June 30, 1998 and December 31, 1997                                   -               -
Common stock, $0.00001 par value; 45,000,000
shares authorized; 43,997,276 and 34,134,776
shares outstanding at June 30, 1998 and
December 31, 1997, respectively                                     440             341
Additional paid-in-capital                                   41,412,306      35,981,440
Accumulated deficit                                         (23,920,106)    (21,605,381)
                                                           -------------  --------------
Total stockholders' equity                                   17,492,640      14,376,400
                                                           -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 32,783,742   $  31,066,085
                                                           =============  ==============

              The accompanying Condensed Notes to Financial Statements
                   are an integral part of these balance sheets.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                         Three Months    Six Months   Three Months    Six Months
                                            Ended          Ended          Ended         Ended
                                        June 30, 1998  June 30, 1998  June 30, 1997  June 30, 1997
                                        -------------  -------------  -------------  -------------
                                         (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
REVENUES:
  Communications services               $  4,451,449   $  7,784,085   $  2,326,398   $  4,062,036
  Hardware and software                      102,178        114,247        162,061        331,540
  Internet connection services               721,677      1,475,838        694,624      1,362,219
  Network services                                 -              -        137,972        314,615
                                        -------------  -------------  -------------  -------------
  Total Revenues                           5,275,304      9,374,170      3,321,055      6,070,410
                                        -------------  -------------  -------------  -------------

COSTS AND EXPENSES:
  Cost of services                         3,663,865      7,068,802      2,317,192      4,471,315
  Cost of hardware and software               75,973         81,428        123,730        264,724
  Selling, general, and administrative     2,141,776      4,139,899      1,853,007      3,783,985
  Depreciation and amortization              754,582      1,506,566        805,162      1,485,269
                                        -------------  -------------  -------------  -------------
  Total costs and expenses                 6,636,196     12,796,695      5,099,091     10,005,293
                                        -------------  -------------  -------------  -------------

OPERATING LOSS                            (1,360,892)    (3,422,525)    (1,778,036)    (3,934,883)
                                        -------------  -------------  -------------  -------------


INTEREST EXPENSE, NET                       (276,902)      (537,969)       (79,519)      (221,508)
LOSS ON EXTINGUISHMENT OF DEBT                     -              -              -       (241,785)
OTHER INCOME, NET                          1,645,769      1,645,769
                                                   -
NET LOSS BEFORE INCOME TAXES                   7,975     (2,314,725)    (1,857,555)    (4,398,176)
INCOME TAX BENEFIT                                 -              -              -              -
                                        -------------  -------------  -------------  -------------

NET LOSS                                $      7,975   $ (2,314,725)  $ (1,857,555)  $ (4,398,176)
                                        =============  =============  =============  =============

BASIC AND DILUTED
NET LOSS PER SHARE                      $       0.00   $      (0.06)  $      (0.06)  $      (0.15)
                                        =============  =============  =============  =============

SHARES USED IN COMPUTING
NET LOSS PER SHARE                        43,468,109     39,698,107     30,100,109     28,692,777
                                        =============  =============  =============  =============

            The accompanying Condensed Notes to Financial Statements
                    are an integral part of these statements.

           CHARTER COMMUNICATIONS INTERNATIONAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                              Six Months       Six Months
                                                                 Ended            Ended
                                                             June 30, 1998    June 30, 1997
                                                            ---------------  ---------------
                                                              (Unaudited)      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $   (2,314,725)  $   (4,398,176)
   Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                              1,506,566        1,485,269
      Bad debt expense                                             148,478          107,521
      Amortization of discounts on senior
         subordinated notes and financing lease obligation          95,467           14,950
      Loss on extinguishment of debt                                     -          241,785
      Deferred settlement gain                                  (2,757,132)               -
      Changes in operating assets and liabilities:
         Accounts receivable, net                                 (627,066)        (714,054)
         Accounts receivable-- affiliate                           (82,408)          16,434
         Inventory                                                (150,774)        (127,972)
         Prepaid expenses                                          (93,995)        (172,126)
         Other assets                                             (230,781)        (288,449)
         Accounts payable and accrued liabilities                 (275,106)      (1,226,058)
         Accounts payable-- affiliate                             (249,655)        (101,851)
         Unearned revenue                                          (92,971)        (267,580)
                                                            ---------------  ---------------
              Total Adjustments                                 (2,809,377)      (1,032,131)
                                                            ---------------  ---------------
              Net cash used in operating activities             (5,124,102)      (5,430,307)
                                                            ---------------  ---------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (1,276,579)        (997,401)
   Acquisition of subsidiary                                      (112,500)               -
                                                            ---------------  ---------------
              Net cash used in investing activities             (1,389,079)        (997,401)
                                                            ---------------  ---------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                       5,250,000        5,877,518
    Proceeds from issuance of convertible debenture                      -        1,000,000
    Repayment on line of credit, net                               (30,000)        (196,092)
    Proceeds from/Repayment of loans from shareholders             150,000         (125,401)
    Proceeds from/repayment of notes payable                       682,184          178,823
    Proceeds from receivable facility, net                         574,500                -
    Proceeds from sale and leaseback transactions, net             187,938                -
                                                            ---------------  ---------------
              Net cash provided by financing activities          6,814,622        6,734,848
                                                            ---------------  ---------------

 INCREASE IN CASH AND CASH EQUIVALENTS                             301,441          307,140
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                               155,503          320,252
                                                            ---------------  ---------------
 END OF PERIOD                                              $      456,944   $      627,392
                                                            ===============  ===============


Supplemental Non-Cash Disclosures:
----------------------------------------------------------

Interest Paid                                               $      542,715   $       99,529
Income Taxes Paid                                                        -                -
Assets acquired in excess of liabilities assumed                   136,302                -
Value of warrants issued                                            68,465                -
Valued of stock issued for acquisition                             112,500                -

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

3. Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. For the periods presented, the effect of common stock equivalents was either antidilutive or had a diminimus effect on net loss per share. As a result, basic and diluted net loss per share are the same.

4. There was no provision for or cash payment of income taxes for the three months ended March 31, 1998 and 1997, respectively, as the Company had an immaterial net gain and net taxable loss for 1998 and 1997, respectively, and anticipates a net taxable loss for the year ended December 31, 1998.

5. During the second quarter of 1998, the Company completed a private placement of 500,000 shares of common stock with warrants to purchase 500,000 shares at a price of $1.25 per share. The gross proceeds from the private placement were $500,000. Also during the quarter, the Company entered into a Zero Coupon Promissory Note for $750,000 with a one year maturity and an effective interest rate of 10%. In conjunction with the sale of the Promissory Note, the Company issued 545,455 warrants to purchase common stock at an exercise price of $1.375 per share.

6. During the second quarter of 1998, the Company reported other income of $1.6 million, which is comprised of a gain recognized on the settlement of an account payable to Sprint, offset by a loss incurred on a guarantee of the Company's stock price issued to Connecticut Bank of Commerce. As discussed in the Company's December 31, 1997 10-KSB, an agreement in principal was reached during 1997 to restructure the Company's payable to Sprint. The agreement was memorialized on July 20, 1998, and requires the Company to pay $100,000 immediately and $50,000 per month over the succeeding 18 months. This obligation is accrued in the Company's current and long term liabilities. The price guarantee was given by the Company to the Connecticut Bank of Commerce and its agent with respect to 450,000 shares issued in conjunction with a financing lease. The guarantee required the Company's stock price to trade at an average price of $2.33 per share for 20 trading days prior to June 30, 1998. The failure of the Company's Stock to trade above the required average price resulted in a $397,000 additional obligation to Connecticut Bank of Commerce.

7. During the second quarter of 1998, the Company settled a claim of trademark infringement with Charter Communications, Inc., a St. Louis, Missouri, based cable television company. In the settlement, the Company agreed to change its corporate name by September 15, 1998 and to cease all use of the words "Charter" and "Charter Communications" in the conduct of its business. As part of the agreement, Charter Communications, Inc. purchased 250,000 shares of the Company's common stock for $1 per share on May 19, 1998.

8. During the second quarter of 1998, the Company granted 104,000 options to purchase common stock, under its Incentive Stock Option Plan, at a weighted average exercise price of $1.14. Additionally, 98,250 options with a weighted average exercise price of $1.00 were forfeited during the quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Over the next twelve months, the Company plans to pursue the expansion of its International Private Line, Telecommute Solutions, Long Distance Telephone, Calling Card, Phone Centers, and Internet Access services. The Company intends to capitalize on the growing demand for these services and gain market share by building its subscriber base both domestically and internationally. Management believes the expansion will be accomplished through the acquisition of additional licenses and concessions allowing the Company to provide these services both in the United States and in targeted Latin American countries. The Company intends to aggressively pursue new customers by combining the highest possible level of service with an expanded sales force and intensive marketing efforts.

     Subject to the capital limitations discussed below, the Company intends to continue to build a network that will provide voice, data, facsimile, Internet, intranet, telecommuting, and video conferencing services to government and commercial organizations operating throughout the United States and Latin America. The Company currently holds licenses to provide international private line and/or Internet services in the US, Panama, Costa Rica, Venezuela, El Salvador, Nicaragua, Honduras, Guatemala and Peru and is currently providing service in all of the countries except for Guatemala and Peru. During the second quarter of 1998, the Company completed construction of three new teleports in Costa Rica, Panama and Nicaragua. Also during 1998, the Company signed two new agreements with Satmex to provide satellite services within Mexico and for complete use of the Mexican Solidaridad satellite system for five and ten years, respectively; was granted eight new licenses to provide a range of telecommunications services within Panama, renewing its internet and private line and granting the ability to provide various value added telecommunication services; and was granted licenses in El Salvador and Nicaragua to provide IPL, internet and international long distance service throughout both countries. The license to provide international long distance service is the first of its kind for the Company in Latin America and allows the Company to more vigorously pursue expansion of its carrier services business.

     The Company's calling card business has grown significantly, as monthly sales have increased trifold from January to June of 1998. During the first quarter of 1998, the Company added an enhanced self-contained calling card platform to its network in order to provide additional capacity, speed and reliability. A second such platform will be obtained and installed the third quarter. Also, the Company has formed strategic alliances with certain facilities based carriers in Colorado, Florida and California in order to expand its network and product offerings. In late 1997, the Company introduced its "Super Card", which provides for local access origination. The card has been introduced into the Georgia market with success. Throughout the remainder of the year, the "Super Card" will be rolled out into Texas, Colorado, Florida and California. In its target market of Latin Americans resident in the US, the Company's calling card services have had significant success. The Company has added a number of distributors and will continue to vigorously pursue distribution within this market segment.

     The Company intends to vigorously pursue expansion of its telecommuting services. The Company believes demand for telecommuting services in the US will grow significantly as a result of corporate pressure to reduce operating costs, comply with government regulation, and attract and retain employees. The Company has developed a complete turnkey telecommuting solution which is scalable and can be deployed nationally. In November 1997, the Company signed a master agreement with a Fortune 100 financial services corporation to provide telecommuting outsourcing services. The first telecommuters were brought online under this agreement in February, 1998. The Company intends to expand this line of business through its direct sales force, located in major metropolitan areas (Atlanta, Houston, New York, Chicago, Los Angeles, Dallas and Washington, D.C.), where telecommuting is in greatest demand, and through strategic alliances with equipment vendors, consultants and Regional Bell
Operating Companies. The initial product development has been focused on program design, implementation and support. As a second phase of its product development, the Company intends to build a private internet protocol (IP) network, specifically designed for telecommuting. The Company will begin expansion only upon securing appropriate financing.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the quarters ended June 30, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                       June 30,                    June 30,
                                         1998                        1997
                                             % of Revenues              % of Revenues
Revenues
Communications services     $        4,451             84.4   $ 2,326           70.0
Hardware and software
   Sales                               102              1.9       162            4.9
Network services                         -                -       138            4.2
Internet connection                    722             13.7       695           20.9
                            ---------------  ---------------  --------  -------------
       Total revenues                5,275            100.0     3,321          100.0
Cost and expenses:
   Cost of services                  3,664             69.5     2,317           69.8
   Cost of hardware
        and software                    76              1.4       124            3.7
   Selling, general,
   And administrative                2,142             40.6     1,853           55.8
   Depreciation and
Amortization
        Amortization                   754             14.3       805           24.2
                            ---------------  ---------------  --------  -------------
   Total costs
         and expenses                6,636            125.8     5,099          153.5
                            ---------------  ---------------  --------  -------------

Operating loss                      (1,361)           (25.8)   (1,778)         (53.5)
                            ---------------  ---------------  --------  -------------

Interest expense, net                 (277)            (5.2)      (80)          (2.4)

Other income                         1,646             31.2
                            ---------------  ---------------  --------  -------------
Net Income (Loss)           $            8              0.2   $(1,858)         (55.9)
                            ---------------  ---------------  --------  -------------

Net loss per share          $         0.00   $        (0.06)

Shares used in computing:
net loss per share              43,468,109       30,100,109

     Consolidated results for the three months ended June 30, 1998 reflect significant improvement in most respects when compared to the same period of 1997. Consolidated revenues for the combined lines of business for the quarter increased to $5.3 million from $3.3 million. The 59% increase in revenues was principally the result of increased prepaid calling card sales. Cost of services and hardware and software costs were $3.7 million for the quarter and $2.4 million for the comparable period in 1997, yielding a gross profit margin of 29.1% for 1998 and 26.5% for the same period in 1997. The increased margins are primarily the result of reduced networking costs which resulted from terminating an increased percentage of traffic over the Company's own network and the addition of lower cost carriers. The Company anticipates that margins will continue to increase throughout the remainder of the year as it continues to expand its network and improve its least cost routing. Additionally, the Company anticipates an increase in sales in its higher margin International Private Line services as a result of completion of three teleports in Panama, Costa Rica and Nicaragua.

     Selling, general, and administrative (SG&A) expenses declined as a percentage of revenues from 55.8% in 1997 to 40.6% in 1998. Again, the decrease is a result of the Company benefiting from economies of scale with respect to costs such as salaries and wages which have not increased in direct proportion to increases in revenues. Management anticipates additional cost reductions over the next year as a result of certain cost control efforts such as the implementation of even tighter purchasing controls and the redefining of management's decision making authority.

     Depreciation and amortization expense was $754,582 for the second quarter of 1998 compared to $805,162 for the same period in the prior year. The decrease is mainly attributable to a fourth quarter 1997 write off of intangibles related to the Phoenix Data Systems acquisition partially offset by an increase in depreciation resulting from an increase in assets. Interest expense was $276,902 and $79,519 for the three months ended June 30, 1998 and 1997, respectively. The increase in interest expense is primarily attributable to the financing lease obligations originated in the last quarter of 1997 and the first quarter of 1998 and the convertible debentures issued in the third quarter of 1997.

     Other income for the second quarter of 1998 was $1.6 million resulting from a gain recognized on the settlement of a payable dispute with Sprint Communications. The gain was offset by a loss on a guarantee of the Company's stock price on 450,000 shares issued in conjunction with a financing lease. The guarantee required the Company's stock price to trade at an average price of $2.33 per share for 20 trading days prior to June 30, 1998, resulting in the obligation to pay an additional $397,000.

     There was no income tax benefit recorded in either 1998 or 1997, as management recorded a valuation reserve as a result of uncertainty in the timing of future taxable income. The net income and loss for the quarter ended June 30, 1998 and 1997 were $7,975 and $1,857,555, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to affiliates and outside investors. The Company intends to raise additional required funding through various sources including, but not limited to, the exercise of outstanding warrants and options and private placements of debt and/or equity securities. However, there can be no assurance that the Company will be able to raise any capital on terms acceptable to the Company or at all.

     During the first quarter of 1998, the Company completed a private placement of 9,000,000 shares of common stock at a price of $.50 per share for proceeds totaling $4,500,000 (4,000,000 shares included in this offering were purchased by directors), entered into an additional sale leaseback transaction of certain assets for proceeds totaling approximately $400,000, and entered into a Receivable Purchase Facility Agreement which enables it to sell its receivables to the purchaser, up to the maximum facility amount of $600,000. During the second quarter of 1998, the Company completed private placements of 750,000 shares of common stock for gross proceeds of $750,000 and entered into a Zero
Coupon Promissory Note for gross proceeds totaling $750,000 which includes the issuance of a warrant to purchase 545,455 shares of Common Stock at an exercise price of $1.375 per share. These funds were used to partially offset a net operating cash flow deficiency of approximately $5,124,000 through June 30, 1998, as well as capital expenditures of $1.3 million, the acquisition of a subsidiary of $112,500 and repayment of financing lease obligations, lines of credit and notes payable of approximately $275,000.

     The Company estimates that it will need approximately $5 million to fund existing operations over the next twelve months including approximately $2.3 million to fund debt due in the next twelve months, $700,000 to fund the Sprint settlement obligation over the next twelve months, and approximately $2 million to fund currently planned capital projects. The Company currently has approximately $450,000 on hand and intends to fund the balance through cash from operations, additional debt and equity security offerings and the exercise of outstanding options and warrants. The Company has engaged Credit Suisse First Boston to assist in its capital raising efforts. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations. At June 30, 1998, the Company had a significant working capital deficit and at times has borrowed funds and sold equity to affiliates/shareholders to fund essential obligations. While the Company has been able to fund such essential obligations to date and while management believes its current business activity is such that operating funds will be available to it to continue operations and to fund planned growth, no assurance can be given that the Company will be able to raise such funds on a timely basis or at all. Failure to raise such funds could have material adverse consequences to the Company and its continuing and planned operations.

     Any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or any unanticipated expenses could have a material adverse effect on the Company's liquidity and capital resources and would either require the Company to raise additional capital from public or private debt or equity sources or scale back operations. The Company does not currently have adequate resources available to achieve all of the potential expansion plans noted above and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding.
The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedhe accounting. The Company does not anticipate that this statement will have a material impact on its financial statements.

YEAR  2000

     The Year 2000 Issue is a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Date-sensitive software may recognize a date using 00 as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has addressed and continues to assess the impact of the Year 2000 Issue on its reporting and operating systems. Due to the proprietary nature of many of the Company's operating platforms, including its billing and accounts receivable systems, the Company has limited reliance on external vendors and third party network providers with Year 2000 exposure. The Company has addressed programming issues to ensure that its programs are capable of handling the change that will result from the turn of the century. Any costs incurred for Year 2000 compliance are being expensed as incurred and are not expected to be material to the financial statements.

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

                                     PART II
                                OTHER INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS

In this quarter on July 20, 1998, the Company finalized and entered into settlement agreement with Sprint that requires the Company to pay $100,000 immediately and $50,000 per month of the next 18 months in settlement of the disputes between the parties.

ITEM  2.     CHANGES  IN  SECURITIES

(1) During the first quarter of 1998, the Company issued 750,000 shares of its $.00001 par value common stock in a private placements to accredited investors at a price of $1.00 per share. No underwriter was used for these private placements. 750,000 shares were privately placed in the offering at $1.00 per share. These private placements were intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Regulation D promulgated under the Act and Section 4(2) of the Act. The $750,000 raised in this private offering will be used to offset the Company's operating deficit and to fund capital expenditures as described in the "Liquidity and Capital Resources" section of this filing.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  S-B

             Exhibit  27  -  Financial  Data  Schedule

     (b)     REPORTS  ON  FORM  8-K

                    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CHARTER  COMMUNICATIONS
                                   INTERNATIONAL,  INC.



Date:     August 14, 1998                         By:     /s/ Stephen E. Raville
                                                  ------------------------------
                                                  Stephen E. Raville
                                                  Chief  Executive  Officer



Date:     August 14, 1998                         By:     /s/ Patrick E. Delaney
                                                  ------------------------------
                                                  Patrick E. Delaney
                                                  Chief  Financial  Officer