Form 10QSB
period 1998-09-30
CHARTER COMMUNICATIONS INTERNATIONAL INC /TX/
filed 1998-11-17
CIK 842305

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark  One)

[  X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  quarterly  period  ended  September  30,  1998

[    ]     Transition  report  under  Section  13  or  15(d) of the Exchange Act
For  the  transition  period  from  ___________  to  _____________

                         Commission file number 0-20843

                        POINTE COMMUNICATIONS CORPORATION
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

                                 (770) 432-6800
                (Issuer's Telephone Number, Including Area Code)
                   Charter Communications International, Inc.
            ________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
     ---          ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1998: 44,889,839.
                                               ----------

Transitional  Small  Business  Disclosure  Format:

Yes           No   X
     ---          ---

                                     PART I

The following financial statements are for Pointe Communications Coproration, formerly know as Charter Communications International, Inc. See Item 4 for additional information on issure's name change.

ITEM  1.     FINANCIAL  STATEMENTS


                POINT COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                Sept. 30,     December 31,
                                                  1998           1997
                                              ------------  --------------
                                               (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                     $ 1,041,239   $     155,503
Restricted cash                                   185,000         135,000
Accounts receivable, net of allowance for
doubtful accounts of $750,000 and $650,000      3,628,138       2,606,104
Accounts receivable-- affilliate                  140,863               -
Inventory                                         613,196         252,120
Prepaid expenses and other                        457,465         224,595
                                              ------------  --------------

  Total current assets                          6,065,901       3,373,322
                                              ------------  --------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery                         9,751,766       6,058,943
Earth station facility                            683,162         618,497
Software                                        1,495,026       1,121,248
Furniture and fixtures                            499,564         360,694
Other                                             910,330         583,861
                                              ------------  --------------

                                               13,339,848       8,743,243
Accumulated depreciation and amortization      (3,284,305)     (2,113,198)
                                              ------------  --------------
  Property and equipment, net                  10,055,543       6,630,045
                                              ------------  --------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
of $1,354,156 and $865,087                     17,433,508      17,391,398
Acquired customer bases, net of accumulated
amortization of $834,211 and $579,369             997,069       1,181,651
Other intangibles, net of accumulated
amortization of $995,584 and $590,884           1,895,297       1,938,582
Other                                             776,546         551,087
                                              ------------  --------------

  Total other assets                           21,102,420      21,062,718
                                              ------------  --------------

  TOTAL ASSETS                                $37,223,864   $  31,066,085
                                              ============  ==============

            The accompanying Condensed Notes to Financial Statements
                  are an integral part of these balance sheets.

                POINT COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

CURRENT LIABILITIES:
Current portion of notes payable                  $    864,043   $    175,001
Current portion of lease obligation                    743,898        342,249
Lines of credit                                        450,000        485,000
Receivable purchase facility                           600,000              -
Loans from shareholders                                695,000        520,000
Accounts payable                                     5,729,387      5,139,173
Accrued liabilities                                  2,140,300      1,676,547
Unearned revenues                                    1,003,185      1,645,722
                                                  -------------  -------------
  Total current liabilities                         12,225,813      9,983,692
                                                  -------------  -------------

LONG TERM LIABILITIES:
Capital and financing lease obligation               3,375,374      1,397,473
Convertible debenture                                1,180,000      1,180,000
Senior subordinated notes                              682,778        660,278
Notes payable                                          885,753        711,110
                                                  -------------  -------------
  Total long term liabilities                        6,123,905      3,948,861
                                                  -------------  -------------

Deferred settlement gain                                     -      2,757,132
                                                  -------------  -------------

MINORITY INTEREST                                    2,000,000              -
                                                  -------------  -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
authorized, 0 shares issued and outstanding at
September 30, 1998 and December 31, 1997                     -              -
Common stock, $0.00001 par value; 100,000,000
shares authorized; 44,889,839 and 34,134,776
shares outstanding at September 30, 1998 and
December 31, 1997, respectively                            449            341
Additional paid-in-capital                          42,629,221     35,981,440
Accumulated deficit                                (25,755,524)   (21,605,381)
                                                  -------------  -------------
Total stockholders' equity                          16,874,146     14,376,400
                                                  -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 37,223,864   $ 31,066,085
                                                  =============  =============


            The accompanying Condensed Notes to Financial Statements
                  are an integral part of these balance sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                          Three Months      Nine Months       Three Months      Nine Months
                                             Ended             Ended             Ended             Ended
                                         Sept. 30, 1998    Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1997
                                        ----------------  ----------------  ----------------  ----------------
                                          (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
REVENUES:
  Communications services               $     8,270,049   $    15,974,134   $     2,282,078   $     6,344,114
  Hardware and software                           4,498           118,745            65,509           397,049
  Internet connection services                  734,440         2,210,278           695,940         2,058,159
  Network services                                    -                 -           153,645           468,260
                                        ----------------  ----------------  ----------------  ----------------
  Total Revenues                              9,008,987        18,303,157         3,197,172         9,267,582
                                        ----------------  ----------------  ----------------  ----------------

COSTS AND EXPENSES:
  Cost of services                            7,232,073        14,220,875         1,666,176         6,137,491
  Cost of hardware and software                   2,679            84,107            47,960           312,684
  Selling, general, and administrative        2,317,111         6,457,010         2,012,040         5,796,025
  Nonrecurring charge                           185,812           185,812
  Depreciation and amortization                 793,143         2,299,709           787,167         2,272,436
                                        ----------------  ----------------  ----------------  ----------------
  Total costs and expenses                   10,530,818        23,247,513         4,513,343        14,518,636
                                        ----------------  ----------------  ----------------  ----------------

OPERATING LOSS                               (1,521,831)       (4,944,356)       (1,316,171)       (5,251,054)
                                        ----------------  ----------------  ----------------  ----------------


INTEREST EXPENSE, NET                          (313,587)         (851,556)          (88,838)         (310,346)
LOSS ON EXTINGUISHMENT OF DEBT                        -                 -                 -          (241,785)
OTHER INCOME, NET                                     -         1,645,769                 -                 -
                                        ----------------  ----------------  ----------------  ----------------

NET LOSS BEFORE INCOME TAXES                 (1,835,418)       (4,150,143)       (1,405,009)       (5,803,185)
INCOME TAX BENEFIT                                    -                 -                 -                 -
                                        ----------------  ----------------  ----------------  ----------------

NET LOSS                                $    (1,835,418)  $    (4,150,143)  $    (1,405,009)  $    (5,803,185)
                                        ================  ================  ================  ================

BASIC AND DILUTED
NET LOSS PER SHARE                      $         (0.04)  $         (0.10)  $         (0.04)  $         (0.20)
                                        ================  ================  ================  ================

SHARES USED IN COMPUTING
NET LOSS PER SHARE                           44,650,816        40,800,401        31,778,443        29,721,332
                                        ================  ================  ================  ================

            The accompanying Condensed Notes to Financial Statements
                    are an integral part of these statements.

                       POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                               Nine Months       Nine Months
                                                                  Ended             Ended
                                                              Sept. 30, 1998    Sept. 30, 1997
                                                             ----------------  ----------------
                                                               (Unaudited)       (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $    (4,150,143)  $    (5,803,185)
   Adjustments to reconcile net loss to cash
    used in operating activities:
      Depreciation and amortization                                2,299,709         2,272,436
      Bad debt expense                                               189,092           162,154
      Amortization of discounts on senior
         subordinated notes and financing lease obligation           143,027            22,450
      Loss on extinguishment of debt                                       -           241,785
      Deferred settlement gain                                    (2,757,132)                -
      Changes in operating assets and liabilities:
         Accounts receivable, net                                 (1,068,573)         (898,052)
         Accounts receivable-- affiliate                            (140,863)          206,399
         Inventory                                                  (116,889)         (209,307)
         Prepaid expenses                                           (232,870)         (194,226)
         Other assets                                               (251,361)         (214,390)
         Accounts payable and accrued liabilities                    902,175        (1,547,377)
         Accounts payable-- affiliate                               (249,655)          (41,000)
         Unearned revenue                                           (642,537)         (254,661)
                                                             ----------------  ----------------
              Total Adjustments                                   (1,925,877)         (453,789)
                                                             ----------------  ----------------
              Net cash used in operating activities               (6,076,020)       (6,256,974)
                                                             ----------------  ----------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                            (2,145,968)       (1,721,459)
    Restricted cash                                                  (50,000)
    Acquisition of subsidiaries                                     (310,000)         (400,000)
                                                             ----------------  ----------------
              Net cash used in investing activities               (2,505,968)       (2,121,459)
                                                             ----------------  ----------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                         6,000,000         6,877,518
    Proceeds from issuance of preferred stock in subsidiary        2,000,000
    Proceeds from issuance of convertible debenture                        -         1,150,000
    Proceeds from exercise of warrants and options                    25,517                 -
    Repayment on line of credit, net                                 (50,000)         (221,092)
    Proceeds from/Repayment of loans from shareholders               150,000           (29,218)
    Proceeds from/repayment of notes payable                         682,184           436,940
    Proceeds from receivable facility, net                           574,500                 -
    Proceeds from sale and leaseback transactions, net                85,523                 -
                                                             ----------------  ----------------
              Net cash provided by financing activities            9,467,724         8,214,148
                                                             ----------------  ----------------

 INCREASE IN CASH AND CASH EQUIVALENTS                               885,736          (164,285)
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                 155,503           320,252
                                                             ----------------  ----------------
 END OF PERIOD                                               $     1,041,239   $       155,967
                                                             ================  ================


Supplemental Non-Cash Disclosures:
-----------------------------------------------------------

Interest Paid                                                $       823,812   $        41,532
Income Taxes Paid                                                          -                 -
Capital Leases                                                     2,340,173                 -
Assets acquired in excess of liabilities assumed                     819,684                 -
Value of warrants issued                                             304,465                 -
Value of stock issued for acquisition                                203,906                 -


            The accompanying Condensed Notes to Financial Statements
                    are an integral part of these statements.

                        POINTE COMMUNICATIONS CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997


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

2. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

3. Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. For the periods presented, the effect of common stock equivalents was antidilutive, as a result, basic and diluted net loss per share are the same.

4. There was no provision for or cash payment of income taxes for the three months ended September 30, 1998 and 1997, respectively, as the Company had net taxable losses for 1998 and 1997, respectively, and anticipates a net taxable loss for the year ended December 31, 1998.

5. During the quarter ended September 30, 1998, the Company completed a private placement of 600,000 shares of common stock with warrants to purchase
600,000 shares at a price of $3.00 per share. The gross proceeds from the private placement were $750,000.

6. Also, during the quarter, the Company's subsidiary Telecommute Solutions, Inc. ("TCS") completed a private placement of 2,000 shares of its $1.00 par value Series A Preferred Stock. The Preferred Stock is convertible at any time on or prior to the third anniversary date of issuance into 2,643 shares of TCS's common stock or 666,667 shares of Company common stock. The Preferred Stock is non-participating and does not pay dividends. The Preferred Stock is presented as Minority Interest on the Company's balance sheet. At the same time, purchaser also received an option to purchase 2,000 shares of Series B Preferred Stock at any time prior to August 7, 1999, which is convertible at any time until August 7, 2001 into 1,057 shares of TCS or 500,000 shares of the Company. Total proceeds received in the private placement were $2,000,000.

7. On August 12, 1998, the Company acquired International Digital Telecommunications Systems, Inc. ("IDTS"), a Florida company with its primary place of business in Miami, Florida. IDTS is a facilities based carrier of voice, data and other types of telecommunications. Consideration paid for IDTS consisted of $160,000 (used to pay outstanding obligations of IDTS) and 50,000 shares of common stock, which was placed in escrow for 180 days, to secure the indemnity obligations of the seller for any undisclosed liabilities existing as of the acquisition date. On July 30, 1998, the Company acquired Pointe Communications Corporation ("Pointe"), a Delaware Company. Consideration paid for Pointe consisted of $168,000 and a warrant to purchase 590,000 shares of common stock of the Company at a price of $1.25 per share, exercisable at any time prior to June 30, 2003. Pointe did not have revenue from operations prior to its acquisition. At the time of acquisition, Pointe was a sole proprietorship. Also on the acquisition date, the Company entered into an employment agreement with this individual.

                                  IDTS     Point
Cash paid . . . . . . . . . .  $160,000  $168,000
    Value of stock & warrants         0   236,000
    Net assets acquired . . .     9,524         0
    Goodwill. . . . . . . . .   150,476   404,000
    Amortization Period . . .   17.5yrs     30yrs

8. During the quarter, the Company entered into capital lease agreements with respect to telecommunications switch equipment valued at $2.3 million. The leases are payable monthly over 60 to 72 months and carry a weighted average implicit rate of 11.75%.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Pointe Communications Corporation ("PointeCom", formerly Charter Communications International, Inc., or the "Company") is an international, facilities-based communications company serving residential and commercial customers in the U.S., Central America and South America. The Company's products and services include long distance, Internet access, data transmission, private line services and local dial tone services. The Company also offers prepaid calling cards to specifically targeted demographic groups and telecommuting services to corporate clients.

     PointeCom began operations in 1995 predominately offering International Private Line ("IPL") services between the U.S. and Panama. Subsequently, the Company has secured various communications licenses in the US, Panama, Costa Rica, Venezuela, El Salvador, Nicaragua, Mexico, Honduras, Guatemala and Peru, acquired eight companies and grown revenue from $544,000 in 1995 to $18 million year to date 1998. Licenses held by the Company, which vary by country, typically allow the Company to offer an array of services includung international private line, long distance, Internet access and data transmission, especially between the U.S. and Latin America. The Company has established infrastructure including satellite earth stations, interconnection agreements, peripheral infrastructure, and sales and marketing channels in all of the above countries except Honduras, Guatemala and Peru to service existing and future customers. The Company also enjoys strong relationships with the responsible government agencies, telephone company authorities and international carriers.

     Since its inception, the Company has been focused on providing businesses with dedicated voice and data services via its private line network. The Company's primary retail offerings have been internet access and prepaid calling cards. The Company's strategy is to provide a full array of bundled telecommunications and network services to both commercial and residential customers with particular focus on ethnic communities in "paired" U.S and international markets. In the U.S., the Company's focus is on communities with large Hispanic populations. Internationally, the Company has targeted complementary, markets with telecommunications traffic patterns that correspond with the paired U.S. target markets. Management believes that originating and terminating traffic between domestic and international cities that share the Company as a common network carrier will provide significant competitive, marketing and cost advantages.

     The Company's strategy assumes that there exists (i) a significant population in the U.S. that is dissatisfied with its current telecommunications service, (ii) substantial demand for telecommunications services in the U.S. Hispanic population, (iii) a lack of ready access to telephony services in Latin America for a substantial portion of the population, and (iv) a natural synergy in providing local services in both the U.S. and Latin America to meet basic telephony needs along with bundled services to meet more advanced communications requirements between the U.S. and Latin America.

     The Company anticipates that its strategy will permit it to establish and maintain profitable growth while developing as a local service provider and long distance carrier. The Company is attempting to position itself as a cost efficient, reliable alternative to incumbent local telephone companies ("ILECs") by providing bundled telecommunication services tailored specifically to the needs of certain ethnic groups in paired domestic and international markets. The Company is implementing a facilities based infrastructure on a staged basis in certainn identified markets with the ultimate objective of being a full-service competitive local exchange carrier ("CLEC") with a low-cost base of operations.

     As part of its implementation plan, the Company is currently establishing an international backbone for both voice and data switching in and between Houston, Texas; Miami, Florida; San Juan, Puerto Rico; Nicaragua; and El Salvador. Future plans include similar network infrastructure in other US and South and Central American locations. This network will provide PointeCom with a lower cost basis for its existing business and a unique partnering opportunity with foreign Postal, Telephone and Telegraph companies ("PTTs"). The network will also provide significant marketing advantages and cost savings to its existing prepaid calling card and telecommute solutions product lines. Failure of the Company to raise all or a significant portion of the funds needed to build this network could materially and adversely affect the Company's planned and continuing operations.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the quarters ended September 30, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                             September 30,                  September  30,
                                  1998                          1997
                                                %  of                        %  of
                                               Revenues                     Revenues
                              ------------  ---------------  -------------  --------
Revenues
Communications services. . .  $     8,270             91.8   $      2,282      71.4
Internet connection. . . . .          734              8.1            696      21.8
Hardware and software
   Sales . . . . . . . . . .            5               .1             66       2.0
Network services . . . . . .            -                -            154       4.8
                              ------------  ---------------  -------------  --------
       Total revenues. . . .        9,009            100.0          3,198     100.0
Cost and expenses:
   Cost of services. . . . .        7,232             80.3          1,666      52.1
   Cost of hardware
         and software. . . .            3                -             48       1.5
   Selling, general,
         and administrative.        2,317             25.7          2,012      62.9
   Nonrecurring charge . . .          186              2.1              -         -
   Depreciation and
Amortization . . . . . . . .          793              8.8            788      24.6
                              ------------  ---------------  -------------  --------
   Total costs
         and expenses. . . .       10,531            116.9          4,514     141.1
                              ------------  ---------------  -------------  --------

Operating loss . . . . . . .       (1,522)           (16.9)        (1,316)    (41.1)
                              ------------  ---------------  -------------  --------

Interest expense, net. . . .         (313)            (3.5)           (89)     (2.8)
                              ------------  ---------------  -------------  --------
Net Income (Loss). . . . . .  $    (1,835)           (20.4)  $     (1,405)    (43.9)
                              ------------  ---------------  -------------  --------

Net loss per share . . . . .  $     (0.04)  $                       (0.04)

Shares used in computing:
net loss per share . . . . .   44,650,816                      31,778,443

     Consolidated results for the three months ended September 30, 1998 reflect significant improvement in most respects when compared to the same period of 1997. Consolidated revenues for the quarter increased to $9.0 million from $3.2 million. The 182% increase in revenues was principally the result of increased prepaid calling card sales. Cost of services and hardware and software costs were $7.2 million for the quarter and $1.7 million for the comparable period in 1997, yielding a gross profit margin of 19.7% for 1998 and 46.4% for the same period in 1997. The decreased margin is primarily the result of a higher proportion of revenue from prepaid calling cards in 1998, which generally carry a lower margin. The Company anticipates that margins will improve throughout the remainder of the year as it continues to expand its network and improve its least cost routing.

     Selling, general, and administrative expenses declined as a percentage of revenues from 62.9% in 1997 to 25.7% in 1998. The decrease is a result of the Company benefiting from economies of scale with respect to costs such as salaries and wages which have not increased in direct proportion to increases in revenues. Management anticipates additional relative cost reductions over the next year. As explained below, the Company took a one time charge for labor force reduction during the quarter.

The nonrecurring charge for the third quarter of 1998 was ($186,000) for costs associated with a labor force reduction. In implementing its strategy for the upcoming year, Management reduced staff in areas that were either overstaffed in relation to revenues generated or which were not central to the Company's strategy.

     Depreciation and amortization expense was $793,000 for the third quarter of 1998 compared to $788,000 for the same period in the prior year. Depreciation and amortization increased as a result of acquisitions of assets and subsidiaries, offset by a decline in amortization attributable to a fourth quarter 1997 write off of intangibles related to exit from the line of business acquired in the Phoenix Data Systems acquisition. Interest expense was $313,000 and $89,000 for the three months ended September 30, 1998 and 1997, respectively. The increase in interest expense is primarily attributable to the financing lease obligations originated in the last quarter of 1997 and the first quarter of 1998, capital leases entered into during the third quarter of 1998 and convertible debentures issued in the third quarter of 1997.

          There was no income tax benefit recorded in either 1998 or 1997, as management recorded a valuation allowance as a result of uncertainty in the timing of future taxable income. The net loss for the quarter ended September 30, 1998 and 1997 was $1,835,000 and $1,405,000 respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to affiliates and outside investors. The Company intends to raise additional required funding through various sources including, but not limited to, vendor lease financing, private placements of debt and/or equity securities, and the exercise of outstanding warrants and options. However, there can be no assurance that the Company will be able to raise any capital on terms acceptable to the Company or at all.

     During the first quarter of 1998, the Company completed a private placement of 9,000,000 shares of common stock at a price of $.50 per share for proceeds totaling $4,500,000 (4,000,000 shares included in this offering were purchased by directors), entered into an additional financing lease transaction of certain assets for proceeds totaling approximately $400,000, and entered into a Receivable Purchase Facility Agreement which enables it to sell its receivables to the purchaser, up to the maximum facility amount of $600,000. During the second quarter of 1998, the Company completed private placements of 750,000 shares of common stock for gross proceeds of $750,000 and entered into a Zero
Coupon Promissory Note for gross proceeds totaling $750,000 which includes the issuance of a warrant to purchase 545,455 shares of Common Stock at an exercise price of $1.375 per share. During the third quarter of 1998, the Company completed private placements of 600,000 shares of common stock for gross proceeds of $750,000 and 2,000 shares of Telecommute Solutions, Inc. Series A Preferred stock for gross proceeds of $2,000,000. These funds were used to partially offset a net operating cash flow deficiency of approximately $6,076,000 through September 30, 1998, as well as capital expenditures of $2,146,000, the acquisition of subsidiaries of $310,000 and repayment of financing lease obligations, lines of credit and notes payable of approximately $350,000.

     The Company estimates that it will need approximately $6,000,000 to fund existing operations and debt due over the next twelve months. Additionally, the Company's business plan calls for approximately $62,000,000 to fund currently planned capital projects. The Company currently has approximately $1,000,000 on hand and intends to fund the balance through vendor financing, additional debt and equity security offerings, exercise of outstanding options and warrants, and cash from operations,. As of the date hereof the Company is in negotiations with its vendors for terms on lease financing and has engaged investment banking firms to assist in its capital raising efforts. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations. At September 30, 1998, the Company had a working capital deficit of $6,159,912 and at times has borrowed funds and sold equity to affiliates/shareholders to fund essential obligations. While the Company has been able to fund such essential obligations to date and while management believes its current business activity and financing plans will enable it to continue operations and to fund planned growth, no assurance can be given that the Company will be able to achieve anticipated operating performance or raise such funds on a timely basis or at all. Failure to raise such funds could have material adverse consequences to the Company and its continuing and planned operations.

     Any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or any unanticipated expenses could have a material adverse effect on the Company's liquidity and capital resources and would either require the Company to raise additional capital from public or private debt or equity sources or scale back operations, or both. The Company does not currently have adequate resources available to achieve all of the potential expansion plans noted above and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In July 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ( SFAS 130 ), and No. 131, "Disclosures About Segments of an Enterprise and Related Information" ( SFAS 131 ). The adoption of SFAS 130 did not have a material impact on the Company's financial statements. The Company does not expect SFAS 130 or 131 to have a material impact on the Company's financial statements.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. FAS 133 establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not anticipate that this statement will have a material impact on its financial statements.

YEAR  2000

The Year 2000 Issue is a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Date-sensitive software may recognize a date using 00 as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is addressing this issue on several different fronts. First of all, a team has been assigned to evaluate risks to the Company's internal systems used in the provisioning of telecommunications services through a five phase process including Awareness, Assessment, Renovation, Validation and Implementation. A web page has been established at www.y2k.c-com.net containing additional information about the Year 2000 problem and the Company's compliance program. Second, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Finally, the Company has established a team to coordinate solutions to the Year 2000 issue for its own internal information systems and physical facilities. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

FORWARD-LOOKING  STATEMENTS

     This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons set forth herein and as set forth in the "Risk Factors" as well as in other sections of the Company's report filed on Form 10-KSB for the year ended
December 31, 1997, or for other unforseen reasons. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements.

                                     PART II
                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     In this quarter on July 20, 1998, the Company finalized and entered into a settlement agreement with Sprint that required the Company to pay $100,000 immediately and $50,000 per month over the next 18 months in settlement of the disputes between the parties.

     The Company is party to several legal proceedings arising in the ordinary course of its business. The outcome of these actions cannot be predicted, but it is believed that such proceedings will will not materially affect the Company's consolidated financial statements.


ITEM  2.     CHANGES  IN  SECURITIES

(1) During the third quarter of 1998, the Company issued 500,000 and 100,000 shares of its $.00001 par value common stock in private placements to accredited investors at prices of $1.30 and $1.00 per share, respectively. No underwriter was used for these private placements. These private placements were intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Regulation D promulgated under the Act and Section 4(2) of the Act. The $750,000 raised in this private offering will be used to offset the Company's operating deficit and to fund capital expenditures as described in the "Liquidity and Capital Resources" section of this filing.

(2) Also, during the quarter, the Company's subsidiary, Telecommute Solutions, Inc. ("TCS"), completed a private placement of 2,000 shares of its $1.00 par value Series A Preferred Stock. No underwriter was used for these private placements. The Preferred Stock is convertible at any time on or prior to the third anniversary date of issuance into 2,643 shares of TCS's common stock or 666,667 shares of Company common stock. At the same time, purchaser also received an option to purchase 2,000 shares of Series B Preferred Stock at any time prior to August 7, 1999, which is convertible at any time until August 7, 2001 into 1,057 shares of TCS or 500,000 shares of the Company. The Preferred Stock is non-redeemable, non-voting and does not pay dividends. Total proceeds received in the private placement were $2,000,000, which will be used to fund the working capital requirements of TCS. The amount payable on each share of Series A and Series B Preferred Stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of affairs of TCS shall be $1,000.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

     On August 31, 1998, the Company held a Special Meeting of Shareholders at which shareholders were asked too consider and vote upon: 1) an amendment to the Company's Articles of Incorporation to effect a change in the Company's name to Pointe Communications Corporation; 2) an amendment to the Company's Articles of Incorporation to increase the number of authorized shares from 45,000,000 to 100,000,000 of the Company's $.00001 par value Common Stock; 3) the election of
(i) Stephen E. Raville, (ii) Patrick E. Delaney, (iii) William P. O'Reilly, (iv) Robert E. Conn, (v) F.Scott Yeager, (vi) Gerald F. Schmidt, and (vii) James H. Dorsey III to serve as directors of the Company until their successors are duly elected and qualified; 4) an increase in the number of shares of common stock reserve under the following plans: (i) Incentive Stock Option Plan - 5,000,000 shares; (ii) Executive Long-Term Option Plan - 3,000,000 shares; and (iii) Non-Employee Director Stock Option Plan - 2,000,000 shares. A total of 27,714,305 shares were represented at the meeting. Such shares were voted in favor of each matter as follows:

Item     For      Against  Withheld/Abstain
----  ----------  -------  ----------------
1. .  27,712,555    1,100               650
      ----------  -------  ----------------
2. .  27,483,201  229,304             1,800
      ----------  -------  ----------------
3- .  19,070,494        -         8,643,811
      ----------  -------  ----------------
3ii.  26,533,862        -         1,180,443
      ----------  -------  ----------------
3iii  27,714,305        -                 -
      ----------  -------  ----------------
3iv.  27,714,305        -                 -
      ----------  -------  ----------------
3v .  27,714,305        -                 -
      ----------  -------  ----------------
3vi.  27,714,305        -                 -
      ----------  -------  ----------------
3vii  27,707,215        -             7,090
      ----------  -------  ----------------
4. .  27,238,114  219,725           256,466
----  ----------  -------  ----------------

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


                              POINTE  COMMUNICATIONS
                              CORPORATION



Date:  November  13,  1998        By:  /s/  Stephen  E.  Raville
                                       ------------------------------
                                            Stephen  E.  Raville
                                            Chief  Executive  Officer



Date:  November  13,  1998        By:  /s/  Patrick  E.  Delaney
                                       ------------------------------
                                            Patrick  E.  Delaney
                                            Chief  Financial  Officer