Form 10KSB
period 1998-12-31
POINTE COMMUNICATIONS CORP
filed 1999-04-15
CIK 842305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark  One)

     /X/     ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT  OF  1934  (NO FEE  REQUIRED)

For  the  fiscal  year  ended  December  31,  1998

     / /      TRANSITION  REPORT  UNDER  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)

For  the  transition  period  from  _____________  to  ____________

                         Commission file number 0-20843

                        POINTE COMMUNICATIONS CORPORATION
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

     State  issuer's  revenues  for  its  most  recent  fiscal year: $27,620,202

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of such stock on April 13, 1999, based on the average of the bid and asked prices on that date was $37,653,114.

     The number of shares of the issuer's common stock outstanding on March 31, 1999 was 45,339,839

Document incorporated by reference:

Related Section  Documents
---------------  ----------------------
III Definitve Proxy statement to be filed pursuant to Regulation 14A on or before April 30, 1999, or amendment to Form 10-KSB to be filed on or before April 30, 1999.

                                   FORM 10-KSB

                                  ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                   Page
PART I
  Item 1.   DESCRIPTION OF BUSINESS                                 1
  Item 2.   DESCRIPTION OF PROPERTY                                35
  Item 3.   LEGAL PROCEEDINGS                                      36
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS    36

PART II
  Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                36
  Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
            OPERATION                                              38
  Item 7.   FINANCIAL STATEMENTS                                   45
  Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                    45

PART III
  Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
            EXCHANGE ACT                                           45
  Item 10.  EXECUTIVE COMPENSATION                                 45
  Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                             45
  Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         45
  Item 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K                  46

                                     PART I

     FORWARD-LOOKING STATEMENTS. - This report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons detailed in the "Risk Factors" below as well as in other sections of this report on Form 10-KSB. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the Risk Factors and the other information set forth from time to time in the Company's reports on Forms 10-QSB 8-K, 10-KSB and Annual Report to Stockholders.


ITEM  1.     DESCRIPTION  OF  BUSINESS

     GENERAL

     Pointe Communications Corporation (formerly Charter Communications International, Inc., the "COMPANY", or "POINTECOM"), is an international facilities based communications company serving residential and commercial customers in the U.S., Central and South America. The Company and its subsidiaries provide enhanced telecommunications products and services, including local, long distance, internet, international private line, carrier services, prepaid calling card and telecommuting services, with a focus on the Hispanic community both domestically and internationally. The Company believes that its ethnically focused strategy and its state of the art network combine to create a unique approach to the telecommunications market.

     HISTORY

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

     Accordingly, on January 8, 1996, Pointe completed the cash acquisition of 90% of Phoenix DataNet ("PDN"), a provider of domestic and international Internet access. On March 21, 1996, the Company acquired Phoenix Data Systems ("PDS") and the remaining 10% of PDN in a stock transaction that allowed the Company to enter the network integration business. During 1997, the Company exited the network integration business and the assets related to PDS were written off and included in the statement of operations as a non-recurring charge. On July 31, 1996, the Company acquired Telecommute Solutions, Inc. ("Telecommute") in a stock transaction that allowed the Company to offer various telecommuting services. On September 21, 1996, the Company acquired Overlook Communications International Corporation ("OCI") in a stock transaction that allowed the Company to offer a variety of both domestic and international enhanced telecommunications and long distance services, including prepaid phone calling cards. On October 5, 1996, the Company acquired Worldlink Communications, Inc. ("Worldlink"), a provider of prepaid long-distance calling cards in a stock transaction.

     On June 1, 1998, the Company acquired Galatel Inc. ("Galatel"), a distributor of prepaid calling cards primarily to the Hispanic community, in a cash and stock transaction. On July 30, 1998, the Company acquired Pointe Communications Corporation ("Pointe"), a Delaware Corporation, in a cash and warrant transaction. Pointe did not have revenue from operations prior to its acquisition. On August 31, 1998, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to effect a change in the Company's name from Charter Communications International, Inc. to Pointe Communications Corporation. On August 12, 1998, the Company acquired International Digital Telecommunications Systems, Inc. ("IDTS"), in a cash and stock transaction. IDTS is a facilities based long distance carrier of voice, data and other types of telecommunications in the Miami, Florida market. On October 1, 1998, the Company acquired Rent-A-Line Telephone Company, LLC, in a stock rights transaction. Rent-A-Line is a reseller of prepaid local telephone service.

     The Company's principal office is located at 2839 Paces Ferry Road, Atlanta, Georgia, 30339, and its telephone number at such address is (770) 432-6800.

     RECENT  DEVELOPMENTS

     In the early part of 1999 and with the assistance of the investment bankers Headquartered in New York and Atlanta, the Company entered into two separate non-binding letters of intent for the private placement of approximately $30 million worth of the Company's Class A Convertible Senior Preferred Stock and warrants to purchase shares of the Company's Common Stock. The Company intends to use the proceeds from these transactions to address the capital requirements discussed in the "Liquidity and Capital Resources" section, including to complete its network expansion, to continue repaying indebtedness, and to continue funding its current operations.

     The Company intends to close these two separate private placements on or before the end of April 1999. Each transaction is conditioned on negotiating appropriate definitive documentation and on the Company's continuing to operate with no adverse changes to the operation, assets, prospects, financial or other condition to the Company. The Company's management fully expects the Company to meet the conditions to closing these transactions; however, there can be no assurances that the transactions will, in fact, close.

     Also subsequent to December 31, 1998, the Company raised $9.0 million (including the refinancing of $1 million executed prior to year end) in a private placement of short-term bridge financing to fund network expansion, repay indebtedness and fund operations in advance of completing the preferred stock private placement and the Company entered into a capital lease facility with a major equipment vendor to purchase $25.0 million of equipment and to provide $3.0 million in a working capital line of credit.

     STRATEGY

     The Company's goal is to become a leading provider of local, long distance, and other telecommunications services to Hispanic communities in the United States and corresponding emigre countries. In doing so, the Company will focus on the following tenants of its business plan:

     Target  Underserved  Markets.  The  Company  intends  to  capitalize on its
     -----------------------------
existing business experience to further penetrate select Hispanic communities in the United States. In doing so, the Company will select target markets based upon favorable demographics with respect to local and long distance telephone usage, including immigration patterns, population growth and income levels. Initially, the Company believes it can obtain significant market share in selected U.S. metropolitan areas by providing an integrated bundle of telecommunications services directly to the Hispanic community, a segment which has excellent demographics and favorable telecommunications traffic patterns relative to the Company's focus on Central and South America. The Company believes that incumbent and competitive local exchange providers have concentrated on targeting broad markets and, with the exception of limited in-language advertising, have not focused on ethnic markets. The Company believes it can capitalize on the experience and customer relationships from its existing businesses to market telecommunications services effectively to the Hispanic community.

     Offer  an  Integrated  Suite  of  Telecommunications  Services. The Company
     ---------------------------------------------------------------
offers both consumer and commercial customers an integrated suite of retail telecommunications services, including local, long distance, Internet access and data transmission. The Company believes there is substantial demand among residential and business customers in its target markets for an integrated package of telecommunications services. The Company will focus on providing value to its customers by combining competitive pricing of its bundled services with a high level of customer service and care tailored to its targeted markets. Providing local service requires appropriate licensure in each state where service is provided. The Company is currently certified as a Competitive Local Exchange Carrier ("CLEC") in Georgia, and has applied for and is awaiting certification in Florida. The Company also intends to apply for certification in Texas, New York, California and Puerto Rico during 1999. While the Company believes it will be successful in obtaining such certification the outcome cannot be assured.

     Implement CLEC Operations through Success Based Staged Buildout of Markets.
     ---------------------------------------------------------------------------
The Company intends to implement a success based staged buildout of CLEC operations, including both switched and dedicated local service, in selected U.S. and Latin American markets. Once the Company has targeted a market, rather than installing 100% of its own network (i.e. fiber and switching equipment), the Company will co-locate at a Incumbent Local Exchange Carrier ("ILEC") or other CLEC facilities, install a Class 5 (i.e., local service) and data switch, and use the fiber/copper provided by the ILEC or CLEC to reach the end user. The Company then intends to interconnect its local networks by way of leases with major wholesalers of IXC (i.e., long distance) services, thereby establishing its own local, long distance and data network. A staged buildout will allow the Company to implement its market pairing strategy and to improve its ability to originate and terminate telecommunications traffic on its own network, while at the same time complementing its existing international carriage network.

     Capitalize  on  Benefits  Provided  by  Paired  Markets.  By combining CLEC
     --------------------------------------------------------
operations in selected domestic and paired Latin American markets with PointeCom's existing international carriage network, the Company believes it can: (i) maximize the volume of telecommunications traffic carried on its network, whether originated, transported or terminated; and (ii) reduce its overall cost of providing telecommunication services. By pairing identifiable market sub-segments in U.S. cities with their Latin American country counterparts, the Company is able to originate and terminate traffic between cities that share the Company as a common network carrier, which will provide an attractive cost structure.

     Construct State-of-the-Art Networks.  The Company's networks will emphasize
     ------------------------------------
flexibility, reliability and scalability as the basis for all development. The Company intends to avoid the limitations of legacy processes. The network will utilize SONET transport over fiber with an Asynchronous Transfer Mode ("ATM") backbone and an Internet protocol ("IP") platform. In addition, the Company will seek strategic partnering opportunities to extend the reach and flexibility of its network and minimize technological dependence. Larger commercial customers will access the Company's products by way of fiber connectivity while residential customers will access PointeCom's IP platform services through a seamless switchover from the serving ILEC.

     Build  on  Experienced  Management  Team.  The  Company  believes  that the
     -----------------------------------------
quality of its management team and its extensive experience in the emerging telecommunications industry are critical factors in the successful implementation of its strategy. Key personnel possess an average of 15 years of experience with major telecommunications companies. Stephen Raville, the Company's Chairman and CEO and Patrick Delaney, the Company's CFO, held similar positions with Advanced Telecommunications Corporation ("ATC"), a domestic, long distance company, which they grew from $50 million in revenue to over $550 million in six years prior to its $900 million merger with MCI/WorldCom. The Company believes that it will be able to effectively use the historical relationships and contacts of its management and directors to enhance the Company's development.

     PRODUCTS  AND  SERVICES

     The following is an overview of the Company's product and service offerings:

            Product               Description
--------------------------------  ----------------------------------------------

-  Local                          Dial tone, switched
                                  access, dedicated access
                                  and value-added services
-  Long Distance                  Domestic and international
                                  long distance services
-  Internet Services              Dedicated and dial-up
                                  Internet access, virtual
                                  web hosting, web page
                                  development, e-mail, web
                                  commerce, database
                                  management, and remote
                                  Internet access
-  Prepaid Calling Card Products  Prepaid calling cards,
                                  prepaid Internet access
                                  cards and enhanced
                                  promotional service cards targeted to Hispanic
                                  communities in the U.S.
                                  and Latin American
                                  countries
-  Carrier Terminating Services   Facilities-based backbone
                                  with both voice and data
                                  switching capability to
                                  carry wholesale carrier traffic for U.S. and
                                  foreign termination
-  International Private Line     Dedicated private line
                                  carried over the Company's
                                  satellite network marketed
                                  to businesses in Mexico,
                                  Panama, Venezuela, El
                                  Salvador, Costa Rica,
                                  Nicaragua and the U.S.
-  Telecommute Services           Provisioning turn-key
                                  services that allow
                                  employees to work
                                  efficiently from their
                                  homes
                                  ----------------------------------------------

Integrated  Services

     The Company intends to offer residential and commercial customers a full suite of integrated telecommunications services, including local, long distance, Internet access and data transmission.

     Local Access. With the implementation of CLEC operations in each target market, the Company will provide residential and commercial accounts with a full range of local exchange services, including: (i) basic local service (including dial tone, local area charges, dedicated point-to-point intraLATA service and enhanced calling features); (ii) interstate dedicated access service (i.e., connecting a customer to a long distance carrier's facilities); (iii) interstate switched access service (i.e., originating and terminating calls from a long distance carrier); (iv) intraLATA toll calls; (v) intrastate switched access,
(vi) value-added services (Centrex, voicemail, call forwarding); and (vii) miscellaneous other services (including provision of directories, billing and collection services). Providing local service requires appropriate licensure in each state where service is provided. The Company is currently certified as a CLEC in Georgia and has applied for and is awaiting certification in Florida. The Company also intends to apply for certification in Texas, New York, California and Puerto Rico during 1999. While the Company believes it will be successful in obtaining such certification the outcome cannot be assured.

     Long Distance. The Company provides international and domestic long distance services. An international long distance call typically originates on a local exchange or private line and is carried to the tandem switch of a long distance carrier. The call is then transported along a fiber optic cable or a satellite connection to an international gateway switch in the terminating country and finally to another local exchange or private line where the call is terminated. A domestic long distance call is similar to an international long distance call, but typically only involves one long distance carrier, which transports the call on fiber, microwave radio or via a satellite connection within the country of origination and termination. The Company will provide all or portions of the above networks, depending on the origin and destination of calls placed.

     Internet Services. The Company provides a complete array of Internet services including dedicated and dial-up Internet access, virtual web hosting, web page development, e-mail, web commerce, database management and remote Internet access. The Company focuses on providing defined Internet applications to business and residential customers instead of simply selling the underlying component services. When applicable, the Company's Internet solutions are supported through telephony applications such as Integrated Voice Response, call center services and 800 services.

Prepaid  Calling  Card
The Company has developed a set of calling card products, including prepaid calling cards, prepaid Internet access cards, and enhanced promotional service cards. The Company primarily markets these cards to the U.S. Hispanic community to call Latin American Countries. The Company's market studies have shown that the Hispanic community is one of the largest segments of the prepaid calling card market. In addition, the Company's prepaid cards are marketed to other market segments in the United States and Latin American countries for customers who do not have access to postpaid telephone services. By leveraging its relationship with certain Latin American carriers, the Company is able to provide calling cards with originating access from Latin American countries. In the past, the Company has marketed cards to tourists in Mexico to call the United States and to consumers in other Latin countries to call the United States. The Company intends to increase its focus on this market segment during 1999.

Carrier  Terminating  Services
During 1997, the Company began providing dedicated switched voice services to certain customers. During 1998, the Company began construction of an international-based facilities backbone for both voice and data switching to carry wholesale carrier traffic for U.S. and foreign termination. This network will provide a unique partnering opportunity for both the Company and foreign Post, Telephone & Telegraph Companys ("PTT"s) in need of U.S. termination traffic. The Company intends to leverage its relationships and its network in Latin America to provide high quality, cost-competitive services. Furthermore, the Company believes its relationships will benefit directly from the volume of inbound calling traffic because of its ability to direct traffic from its interconnection point to its domestic network.

International  Private  Line
The Company currently provides or is licensed to provide IPL services in Mexico, Panama, Venezuela, El Salvador, Nicaragua, Honduras and Costa Rica. The Company's licenses for IPL services are either "on premise" or country "gateway" stations and are composed of a satellite earth station located in the service area and an earth station located in the United States. Earth stations may be located directly on customer premises at or nearby telephone company facilities (with users connected to the earth station via local lines). In instances where the local telephone company does not have the capability to provide this local "loop," the Company can provide wireless terrestrial systems to connect to the earth station and will lease this service to the customer on a monthly basis in cooperation with the local telephone company. This product is used as a market entry alternative and is typically phased out as sufficient scale is reached.

Telecommute  Services
Telecommute Solutions ("TCS") delivers turnkey telecommuting solutions that allow companies to realize the full financial benefits of telecommuting. Historically companies have resisted telecommuting programs because of high start-up and maintenance costs and limited in-house technological and human resources. By providing an outsourced provisioning and support solution, TCS is able to provide a telecommute program that overcomes these obstacles. The TCS product offering includes all equipment, network, implementation and support necessary to enable an individual to work from home as seamlessly as if they were in the office. By bundling all of these components into a single product offering, TCS clients realize the substantial financial benefits inherent in a telecommuting program while avoiding the cumbersome technological, support and coordination challenges. TCS derives its revenue by charging an installation or "provisioning" fee as well as through recurring monthly charges for the ongoing use of its services.

     SALES,  MARKETING  AND  DISTRIBUTION

     The Company intends to target Hispanic customers in dense Hispanic communities in the major metropolitan areas of Florida, Texas and Puerto Rico, and in other Latin American countries. The Company has initially identified:
Miami, Houston, San Juan, Puerto Rico, Nicaragua and El Salvador for initial implementation of its operations. Longer term, the Company anticipates accessing additional markets including Dallas, Los Angeles, San Francisco, San Diego and New York City.

     The Company has invested significant resources in these target markets and has developed substantial demographic data that it will use in its sales efforts. The sales force will conduct direct marketing calls to customers that are pre-screened by demographic criteria such as residence, ethnic origin, telephone usage patterns and credit history. After an initial sales call, in which the customer is not pressured to switch phone companies immediately, the sales representative will ask permission to send the customer follow-up literature on PointeCom's products and services including alternative bundled service plans with different pricing and billing options and invoicing in Spanish.

     The Company believes its highly targeted, culturally relevant, direct marketing approach will (i) yield higher "hit" rates than those experienced by companies using a "switch now" approach and (ii) establish brand name recognition, generating increased use of the Company's services and enhanced customer retention. The Company therefore believes it can establish itself as a value leader in telecommunications services for Hispanics in its target markets. Although the Company is sensitive to the role that price of services plays in customer decision-making and will offer competitive pricing, it will not necessarily be the lowest cost provider. Instead, the Company intends to focus on providing overall value to its customers by offering a cost-effective, culturally relevant bundle of integrated telecommunications services.

Integrated  Services
     The Company currently has an internet sales force for consumer services in Houston, Panama and Venezuela. The Company plans to continue to be the value leader by adding a suite of voice services to this customer base. The Company has a sales force in Miami focused on long distance services that will soon package internet in the same bundle as a value added service. Management plans to rapidly grow the sales force and the retail bundle in the targeted markets by combining value-based services with ethnically focused sales techniques. The Company plans to grow its direct sales force from 18 to over 100 in 1999. The Company's sales force will be trained to emphasize the availability of an integrated bundle of telecommunications services, the available pairing with other Latin American markets, the Company's involvement in the Hispanic community and the Company's customer service efforts.

Prepaid  Calling  Card  Products
     Prepaid calling card products are sold by a direct sales force who are responsible for establishing and maintaining relationships with the distributors that provide access to retail outlets (gas stations, convenience stores, etc.) in targeted ethnic communities throughout the United States and Latin America. In addition, the Company recently acquired a wholesale distributor of Hispanic focused calling cards to enhance its distribution capabilities and reduce its distribution costs.

Carrier  Terminating  and  IPL
     The Company has a wholesale sales group actively contracting carrier termination and IPL worldwide. The Company augments its direct sales efforts through the use of agents and brokers that market the Company's service to institutional customers and carriers.

Telecommute  Services
     TCS targets corporations with over 1,000 employees located in New York, Los Angeles, San Francisco, Atlanta, Washington, D.C., and Chicago. TCS uses a combination of direct sales and strategic partnerships to reach its target markets. Currently TCS employs 3 telecommuting consultants that are responsible for cultivating telecommuting opportunities within organizations, usually through a CFO, CIO, or a human resources executive.

     CUSTOMER  SERVICE  AND  CARE

     The Company has developed a customer service infrastructure, which includes bilingual customer service representatives. In conjunction with the expansion of its services and the implementation of CLEC operations, the Company intends to expand its customer service infrastructure to meet increased demand and provide billing alternatives tailored to its target markets, including a fully integrated billing statement for all services available in Spanish. The Company expects to grow its customer service staff significantly during 1999, including by staffing service centers in the US and Latin America that will be open 24 hours per day, 365 days per year.

     NETWORK  FACILITIES

CLEC  Operations
     The Company's network is being designed with flexibility, reliability and scalability as the basis. Network construction will be based on central office technology interfacing in a client/server-based environment. The Company believes that this architecture will provide a competitive advantage. In target markets the Company intends to deploy its own Class 5 feature node switching equipment on a robust data platform. This network is designed to meet the demands for enhanced services, to support heterogeneous network elements, and adapt to changing service providers and subscriber requirements easily. For example, this network will allow the Company to provide local, long distance and data switched services. PointeCom's network model will include traditional public switched telephony services and will perform in a multiservice mode with Internet servers and data networks such as frame relay and corporate intranet. Construction of the network has begun and the initial phase to service the initial markets listed above (see "Sales and Marketing") is expected to be complete by the third quarter of 1999.

     The Company will rely on ILECs and IXCs to provide communications capacity or interconnection for most of its local and long distance telephone services. Interconnection agreements will typically require the approval of state regulatory authorities. The 1996 Telecommunications Act established certain requirements and standards for interconnection arrangements. The FCC, in conjunction with state regulatory bodies, is still developing these requirements and standards through a process of negotiation and arbitration. ILECs are required to negotiate in good faith with competitors, such as the Company, requesting interconnection. Subject to negotiations with the respective ILECs and required state regulatory approvals, the Company intends to pursue the completion of appropriate interconnection agreements with Bell Atlantic, BellSouth, SBC, US West, and GTE during 1999.

     Internationally, PointeCom intends to deploy wireless local loop in markets where terrestrial lines are not available in order to be able to provide complete point to point services for its bundled retail products.

International  Backbone
     Critical to cost reduction and corresponding margin improvement is the creation of a national and international backbone network and a local access network plan. PointeCom has negotiated a long haul dark fiber contract interconnecting New York, Houston, Atlanta and Miami, which is an integral component of the ATM backbone the Company established during the first quarter of 1999. The Company intends to expand the backbone nationally and internationally to transport both voice and data to each of its US and Latin American targeted markets. The Company has built and will continue to build ATM-based switching facilities that will have full IP transport capabilities. The Company will then lease or trade switching capacity for fiber transport capacity to support its traffic requirements.

     The Company intends to place a circuit switch in operation in Houston and Miami during the second quarter of 1999. The Company's circuit-switching platform will have full E1/T1 capability. ATM capability for OC-48 over a SONET interface with frame relay, Ethernet bridging, and voice grade carrier will be deployed. Voice over IP will be transported at a 10:1 ratio with toll quality.

     PointeCom has spent $3.2 million to date and intends to spend an additional $12 million over the next 15 months to complete its ATM backbone. The Company believes ATM/IP backbones are preferable because: (i) Internet traffic is growing 15% per month; (ii) the cost of an ATM infrastructure is 70% less than circuit switching; (iii) circuit switching platforms cannot meet the demands of today's networks created by increased data traffic; and (iv) by the year 2004, voice traffic will consume less than 1% of network bandwidth.

Internet  Network
     The Company's network has been designed for reliable, high speed, efficient routing and low latency. The Company currently supports six Internet access Points of Presence ("POPs") in the United States and four in Latin American countries. Each POP is located in secured facilities or computer rooms that have 24 hours per day, seven days per week secured access. Each POP has high performance routers with multiple redundant Unix based servers on an FDDI ring. Dial-in access facilities are provided via fully managed modems. Each facility is backed up by an Uninterrupted Power Supply, backup generators, and dual entrance fiber facilities when available.

Enhanced  Voice
     The Company's enhanced voice services are provided via dual Summa 4 switches driven by a Unix host integrated with a SQL server backend. Interactive Voice Response capability is provided using Dialogic technology and again supported with a SQL backend. These technologies are integrated with the Company's Internet capability through a combination of dedicated point-to-point and co-located facilities. During 1998, the Company added an enhanced self-contained calling card platform to its network, which provides additional capacity, speed, reliability and lowered costs.

Satellite  Network
     The Company's satellite network consists of a series of teleports as well as a number of smaller, single user, on-premise satellite ground stations. The Company currently operates teleports in seven countries (Costa Rica, El Salvador, Mexico, Nicaragua, Panama (two locations), Venezuela, and the United States). The teleports are capable of providing international satellite services within the United States and Latin American countries. The teleports also provide the Company with the ability to provide high quality Internet services.

     All of the Company's satellite services are carried over the Solidaridad satellite system. The Solidaridad system is a Mexican owned and operated satellite system that offers a broad coverage area from the United States to Argentina that supports the Company's stated mission of servicing Latin American countries with first class communications services. Through the Company's agreements with the Mexican government it can offer space segment to support services via Solidaridad one or two to any locations covered by either of these satellites. IPL and Internet access services are provided via satellite transmissions through the Solidaridad satellite system. The Company has long-term contracts with Satmex, the Solidaridad operator, to provide satellite space segment of sufficient capacity to service the Company's needs for the foreseeable future.

     The Company's Houston facility acts as the primary network control center. The Houston facility is outfitted with two satellite ground stations designed to support C-band communication links between the United States and Latin American countries, and a Ku-band ground earth station used to carry services from the United States to Mexico. The system has been sized with growth in mind and can easily be expanded should growth exceed Company projections. The Company uses various providers, on an as-needed basis, to accommodate extension of its satellite based service to any office site customer facilities via terrestrial local loops. Use of these providers permits the Company to be an "On Net" facility with the ability to offer competitive terrestrial connections to its U.S. customer base.

     The Company does not rely on any single provider to supply service for any of its products with the exception of satellite service provided by Satmex. The Company continually seeks out competitive products to aid in the provision of its services.

     INDUSTRY  OVERVIEW

Telecommunications  Industry
     Prior to its court-ordered breakup in 1984 (the "Divestiture"), AT&T largely monopolized the telecommunications services in the United States even though technological developments had begun to make it economically possible for companies (primarily entrepreneurial enterprises) to compete for segments of the communications business.

     The present structure of the U.S. telecommunications market is largely the result of the Divestiture. As part of the Divestiture, seven local exchange holding companies were created to offer services in geographically defined areas called LATAs. The Regional Bell Operating Companies ("RBOC"s) were separated from the long distance provider, AT&T, resulting in the creation of two distinct market segments: local exchange and long distance. The Divestiture provided for direct, open competition in the long distance segment.

     The Divestiture did not provide for competition in the local exchange market. However, several factors served to promote competition in the local exchange market, including: (i) customer desire for an alternative to the RBOCs, also referred to as the ILECs; (ii) technological advances in the transmission of data and video requiring greater capacity and reliability than ILEC networks were able to accommodate; (iii) a monopoly position and rate of return-based pricing structure which provided little incentive for the ILECs to upgrade their networks; and (iv) the significant fees, called "access charges," long distance carriers were required to pay to the ILECs to access the ILECs' networks.

     The first competitors in the local exchange market, designated as CAPs by the FCC, were established in the mid-1980s. Most of the early CAPs were entrepreneurial enterprises that operated limited networks in the central business districts of major cities in the United States where the highest concentration of voice and data traffic is found. Since most states prohibited competition for local switched services, early CAP services primarily consisted of providing dedicated, unswitched connections to long distance carriers and large businesses. These connections allowed high-volume users to avoid the relatively high prices charged by ILECs.

     As CAPs proliferated during the latter part of the 1980s, certain federal and state regulators issued rulings which favored competition and promised to open local markets to new entrants. These rulings allowed CAPs to offer a number of new services, including, in certain states, a broad range of local exchange services, including local switched services. Companies providing a combination of CAP and switched local services are sometimes referred to as Competitive Local Exchange Carriers ("CLEC"s). This pro-competitive trend continued with the passage of the Telecom Act of 1996 (see "Regulation"), which provided a legal framework for introducing competition to local telecommunications services throughout the United States.

     Over the last three years, several significant transactions have been announced representing consolidation of the U.S. telecom industry. Among the ILECs, Bell Atlantic Corporation and NYNEX Corporation merged in August 1997; and Pacific Telesis Group and SBC Communications Inc. merged in April 1997. Major long distance providers have sought to enhance their positions in local markets through transactions such as AT&T's acquisition of Teleport Communications Group and WorldCom's mergers with MFS and Brooks Fiber Properties, and to otherwise improve their competitive positions, through transactions such as WorldCom's merger with MCI.

     Many international markets resemble that of the United States prior to the Divestiture. In many countries, traditional telecommunications services have been provided through a monopoly provider, frequently controlled by the national government, such as a Post, Telegraph and Telephone Company ("PTT"). In recent years, there has been a trend toward liberalization of many of these markets, particularly in Europe. Led by the introduction of competition in the United Kingdom, the European Union mandated open competition as of January 1998. Similar trends are emerging, albeit more slowly, in Latin America.

Internet  Industry
     The Internet is a global collection of interconnected computer networks that allows commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business. The Internet originated with the ARPAnet, a restricted network that was created in 1969 by the United States Department of Defense Advanced Research Projects Agency (DARPA) to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and academic organizations. The networks that comprise the Internet are connected in a variety of ways, including by the public switched telephone network and by high speed, dedicated leased lines. Communications on the Internet are enabled by Internet Protocol ("IP"), an inter-networking standard that enables communication across the Internet regardless of the hardware and software used.

     Over time, as businesses have begun to utilize e-mail, file transfer and, more recently, intranet and extranet services, commercial usage has become a major component of Internet traffic. In 1989, the U.S. government effectively ceased directly funding any part of the Internet backbone. In the mid-1990s, contemporaneous with the increase in commercial usage of the Internet, a new type of provider called an Internet Service Provider ("ISP") became more prevalent. ISPs offer access, e-mail, customized consent and other specialized services and products aimed at allowing both commercial and residential customers to obtain information from, transmit information to, and utilize resources available on the Internet.

     ISPs generally operate networks composed of dedicated lines leased from Internet backbone providers using IP-based switching and routing equipment and server-based applications and databases. Customers are connected to the ISP's POP by facilities obtained by the customer or the ISP from either ILECs or CLECs, through a dedicated access line or the placement of a circuit-switched local telephone call to the ISP.

IP  Communications  Technology
     There are two widely used switching technologies in currently deployed communications networks: circuit-switching systems and packet-switching systems. Circuit-switch based communications systems establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switch based communications systems format the information to be transmitted, such as e-mail, voice, fax and data into a series of shorter digital messages called "packets." Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address.

     Packet-switch based systems offer several advantages over circuit-switch based systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of "silence," the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given communication channel. There are, however, certain disadvantages to packet-switch based systems as currently implemented. Rapidly increasing demands for data, in part driven by the Internet traffic volumes, are straining capacity and contributing to latency (delays) and interruptions in communications transmissions. In addition, there are concerns about the adequacy of the security and reliability of packet-switch based systems as currently implemented.

     Many initiatives are under way to develop technology to address these disadvantages of packet-switch based systems. The Company believes that the IP standard, which is an "open networking standard" broadly adopted in the Internet and elsewhere, should remain a primary focus of these development efforts. The Company expects the benefits of these efforts to be improved communications throughout, reduced latency and declining networking hardware costs.

     REGULATION

     While the domestic interstate long distance business in the U.S. is generally not subject to substantial regulation, local service and domestic intrastate long distance service are subject to regulation that varies by state, and can be substantial. The international long- distance business is subject to the jurisdiction of the FCC in the U.S. and foreign governments abroad, some of which limit or prohibit the Company's services. Foreign local service is governed by the respective jurisdiction. Local laws and regulations differ significantly among the foreign jurisdictions in which the Company operates, and the interpretation and enforcement of such laws and regulations vary and are often based on the informal views of the local government ministries, which, in some cases, are subject to influence by the local PTTs. Accordingly, in certain of the Company's principal existing and target markets, there are laws and regulations that either prohibit or limit, or could be used to prohibit or limit, certain services the Company markets. The Company intends to provide its services to the maximum extent it believes permissible under applicable local laws and regulations, and the licenses it has obtained. There can be no assurance that a portion of the services the Company markets and provides, or intends to market and provide, will not be or will not continue to be prohibited in certain jurisdictions.

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

Local  Service;  Integrated  Service
     Federal regulation has the greatest impact on the telecommunications industry and has undergone major changes in the last two years as the result of the adoption by Congress of the Telecommunications Act of 1996. The 1996
Telecommunications Act is the most comprehensive reform of the nation's telecommunications laws since the Communications Act was enacted. The 1996 Telecommunications Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, with additional requirements imposed on ILECs. The 1996 Telecommunications Act provides a detailed list of items that are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All telecommunications carriers must interconnect with the facilities of other carriers and not install features that will interfere with the interoperability of networks. All LECs, including CLECs, have a duty to (i) not unreasonably limit the resale of their services, (ii) provide number portability if technically feasible, (iii) provide dialing parity to competing providers, and nondiscriminatory access to telephone numbers, directory assistance, operator services and directory listings, (iv) provide access to poles, ducts, conduits, and rights-of-way, and (v) establish reciprocal compensation arrangements for the transport and termination of telecommunications. In addition to those general duties of all LECs, ILECs have additional duties to (i) interconnect at any technically feasible point and provide service equal in quality to that provided to their customers or the ILEC itself, (ii) provide unbundled access to network elements at any technically feasible point at just, reasonable and nondiscriminatory rates, terms and conditions, (iii) offer retail services at wholesale prices for the use of telecommunication carriers, (iv) provide reasonable public notice of changes in the network or the information necessary to use the network or which affect interoperability, and (v) provide for physical collocation. "Physical collocation" is an offering by an ILEC that enables another telecommunications carrier to enter the ILEC's premises to install, maintain and repair its own equipment that is necessary for interconnection or access to the ILEC's network elements. An ILEC must allocate reasonable amounts of space to telecommunications carriers on a first-come, first-serve basis. If space limitations or practical or technical reasons prohibit physical collocation, an ILEC must offer "virtual collocation," by which the other telecommunications carrier may specify ILEC equipment to be dedicated to its use and electronically monitor and control communications terminating in such equipment.

     The FCC adopted pricing and other guidelines to implement the interconnection provisions of the 1996 Telecommunications Act, but the 8th
Circuit Court of Appeals vacated many of the FCC's guidelines. The Supreme Court has granted a writ of certiorari to review the 8th Circuit's decision and is expected to decide the case during its 1998-1999 term. The responsibility for setting pricing and other guidelines with respect to interconnection has thus been left up to the individual state public service commissions. It is expected that varying pricing and guidelines will emerge from state to state and some of these guidelines may eventually have an indirect adverse effect on the Company's business.

International  Telecommunications;  Long  Distance
     The 1996 Telecommunications Act allows local exchange carriers, including RBOCs, to provide interLATA long distance service and also grants the FCC the authority to deregulate other aspects of the telecommunications industry. The Company is classified by the FCC as a non-dominant carrier for its common carrier telecommunications services. The Company has applied for and received all necessary authority from the FCC to provide international telecommunications service. The FCC reserves the right to condition, modify, or revoke such international authority for violations of the Federal Communications Act or the FCC's rules and policies.

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

     As a telecommunications carrier, the Company is required to contribute to universal service funds established by the FCC, the states, or both. Federal contribution factors have been established by the FCC and have become effective. Federal universal service requirements are now under review by both Congress and the appellate court. Whether the Company's universal service contributions can be passed on to customers depends upon the competitive carrier market and potential FCC regulation. Certain states are in the process of determining what universal service contribution requirements to adopt and others have already made such determinations. Current proposals to change the universal service support system do not entail the imposition of universal service fees on enhanced service providers. There can, however, be no guarantee that such fees will not be assessed in the future. Similarly, individual states may determine that enhanced services providers should be required to contribute to state universal service funding mechanisms.

     Moreover, information service providers traditionally have been treated by the FCC as providing an "enhanced" computer processing service rather than a "basic" telecommunications transmission service and, as a result, were thought to be beyond the FCC's regulatory authority. A large portion of the Company's business involves such unregulated enhanced services. Although the 1996 Telecommunications Act continues to distinguish between unregulated information or enhanced and regulated telecommunications or basic services, the changes made by the 1996 Telecommunications Act may have important implications for the providers of unregulated enhanced services.

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

Internet
     The Company uses LEC networks to connect its Internet customers to its POPs. Under current federal and state regulations, the Company and its Internet customers pay no charges for this use of the LECs' networks other than the flat-rate, monthly service charges that apply to basic telephone service. The LECs have asked the FCC to change its rules and require Internet access providers to pay additional, per minute charges for their use of local networks. Per minute access charges could significantly increase the Company's cost of doing business and could, therefore, have a material adverse effect on the Company's business, financial condition or results of operations. The FCC is currently considering whether to propose such rule changes.

     Data network access providers are generally not regulated under the laws and regulations governing the telecommunications industry. Accordingly, except for regulations governing the ability of the Company to disclose the contents of communications by its customers, no state or federal regulations currently exist pertaining to the pricing, service characteristics or capabilities, geographic distribution or quality control features of Internet access services. The Company cannot predict the impact that future regulation or regulatory changes, if any, may have on its Internet access business.

     The 1996 Telecommunications Act imposes criminal liability on persons sending or displaying in a manner available to minors indecent material on an interactive computer service such as the Internet. The 1996 Telecommunications Act also imposes criminal liability on an entity knowingly permitting facilities under its control to be used for such activities. Entities solely providing access to facilities not under their control are exempted from liability, as are service providers that take good faith, reasonable, effective and appropriate actions to restrict access by minors to the prohibited communications. The constitutionality of these provisions has been successfully challenged in lower federal courts and is now before the U.S. Supreme Court; the final interpretation and enforcement of these provisions is uncertain. The Act may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers such as the Company. In addition, in light of the uncertainty attached to interpretation and application of this law, there can be no assurances that the Company would not have to modify its operations to comply with the statute, including prohibiting users from maintaining home pages on the Internet.

State  Regulation
     The 1996 Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. The 1996 Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation. Notwithstanding these prohibitions and limitations, states regulate telecommunications services, including through certification of providers of intrastate services, regulation of intrastate rates and service offerings, and other regulations and retain jurisdiction under the 1996 Telecommunications Act to adopt regulations necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of communications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial.

     The state regulatory environment varies substantially from state to state. State regulatory agencies have regulatory jurisdiction when Company facilities and services are used to provide intrastate services. A portion of the Company's current traffic may be classified as intrastate and therefore subject to state regulation. Currently, the Company does not anticipate that the regulatory requirements to which it will be subject in Florida, Puerto Rico, New York, Texas, and California will have any material adverse effect on its operations. In some jurisdictions, the Company's pricing flexibility for intrastate services may be limited because of regulation, although the Company's direct competitors will be subject to similar restrictions. However, there can be no assurance that future regulatory, judicial, or legislative action will not have a material adverse effect on the Company.

Foreign  Markets
     The Company is subject to the regulatory regimes in each of the countries in which it conducts business. Local regulations range from permissive to restrictive, depending upon the country. In general, provision of telecommunications services in these countries is permitted only through obtaining proper licenses and service is limited to that specifically provided for within the license. The World Trade Organization ("WTO") Agreement, which became effective in February 1998, is intended to open foreign telecommunications markets of signatory countries. The Company cannot predict whether or how the WTO Agreement will be implemented by foreign governments.

     COMPETITION

     The Company operates in extremely competitive service and geographical markets that are influenced significantly by larger industry participants and are expected to become more competitive in the future. There are no substantial barriers to the entry of additional participants into any of the services in which the Company competes in the US. In general, provision of service in Latin American countries outside the U.S. requires a license from the local PTT.

Local  Services;  Integrated  Services
     PointeCom's ability to acquire market share from ILECs, CLECs, and resellers will be contingent on bundling services that address customers needs, understanding competitor strategy, and establishing a professional management team.

     One major impact of the 1996 Telecommunications Act may be a trend toward the use and the acceptance of bundled service packages, consisting of local and long distance telephony, combined with other elements such as cable television and wireless telecommunications service. As a result, the Company will be competing with the ILEC, with traditional providers of long distance service, such as AT&T, Sprint, and MCI/WorldCom, and with other CLECs or CAPs. The Company may also face competition from providers of cable television service. The Company's ability to compete successfully in telephony will depend on the attributes of the overall bundle of services the Company is able to offer, including price, features, and customer service.

     Wireless telephone service (cellular, PCS, and Enhanced Specialized Mobile Radio) now is generally viewed by consumers as a supplement to, not a replacement for, wireline telephone service. In particular, wireless is more expensive than wireline local service and is generally priced on a usage basis. It is possible, however, that in the future the rate and quality differential between wireless and wireline service will decrease, leading to more direct competition between providers of these two types of services. In that event, the Company's telephony operations may also face competition from wireless operators.

International  Telecommunications;  Long  Distance
     The Company is seeking international telecommunications licenses in various foreign countries. The Company faces competition for licenses from major international telecommunications entities as well as from local competitors in each country. If a communications license is obtained, the Company's international telecommunications operations will face competition from existing government owned or monopolistic telephone service companies and from other operators who receive licenses. The Company may also face significant potential competition from other communication technologies that are being or may be developed or perfected in the future. Some of the Company's competitors have substantially greater financial, marketing, and technical resources than does the Company. Accordingly, there can be no assurance that the Company will be able to obtain any additional licenses or that its international telecommunication operations will be able to compete effectively.

     The Company competes with (i) IXCs engaged in the provision of long distance access and other long distance resellers and providers, including large U.S. carriers, (ii) foreign PTTs, (iii) other marketers of international long distance and call reorigination services, (iv) wholesale providers of international long distance services, (v) alliances for providing wholesale carrier services, (vi) new entrants to the long distance market such as the RBOCs in the United States, who have entered or have announced plans to enter the U.S. interstate long distance market pursuant to recent legislation authorizing such entry, and utilities, and (vii) small resellers and facility-based IXCs. Many of the Company's competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing, and other resources and experience than the Company.

     Because of their close ties to their national regulatory authorities, foreign PTTs and newly privatized successors thereto can influence their national regulatory authorities to the detriment of the Company. With the increasing privatization of international telecommunications in foreign countries, it is also possible that new foreign service providers, with close ties to their national regulatory authorities and customer bases, will enter into competition with the Company, or that PTTs will become deregulated and gain the pricing flexibility to compete more effectively with the Company. The ability of a deregulated PTT to compete on the basis of greater size and resources and long-standing relationships with customers in its own country could have a material adverse effect on the Company's business, financial condition or results of operations.

     The large U.S. long distance carriers have, in the past, been reluctant to compete directly with the PTTs. There can be no assurance, however, that other large carriers will not begin to compete in the industry. Because of their ability to compete on the basis of superior financial and technical resources, the entry of any large U.S. long distance carrier into the business could have a material adverse effect on the Company's business, financial condition or results of operations.

     Competition for customers in the Company's international telecommunication and long distance markets is primarily on the basis of price and, to a lesser extent, on the basis of the type and quality of service offered. Increased competition could force the Company to reduce its prices and profit margins if the Company's competitors are able to procure rates or enter into service agreements comparable to or better than those the Company obtains, or to offer other incentives to existing and potential customers. Similarly, the Company has no control over the prices set by its competitors in the long distance resale carrier-to-carrier market. The Company could also face significant pricing pressure if it experiences a decrease in its market share of international long distance traffic, as the Company's ability to obtain-favorable rates and tariffs depends, in large part, on the volume of international long distance call traffic the Company can generate for third-party IXCs. There is no guarantee that the Company will be able to maintain the volume of domestic and international long distance traffic necessary to obtain favorable rates and tariffs. In addition, the Company is aware that its ability to market its carrier services depends upon the existence of spreads between the rates offered by the Company and those offered by the IXCs with whom it competes as well as those from whom it obtains service. A decrease in such spreads could have a material adverse effect on the Company's business, financial condition, or results of operations.

Internet  Access
     The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than the Company. The Company's Internet access business competes or expects to compete directly or indirectly with the following categories of companies: (i) other national and regional commercial Internet access providers; (ii) established on-line services companies that offer Internet access; (iii) software and technology companies; (iv) national long distance telecommunications carriers;
(v) RBOCs; (vi) cable television operators; (vii) nonprofit or educational Internet service providers; and (viii) newly licensed providers of spectrum-based wireless data services.

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

     LICENSES

     In the United States, licenses must be obtained from the FCC or state regulatory authorities depending upon the type of license and/or services to be offered. In order to provide telecommunications services outside the United States, the Company must obtain appropriate licenses or enter into agreements with the foreign government or PTT.

     In most foreign countries in which the Company operates, telecommunications licenses must be held by a corporation organized under the laws of that country. In Panama, Venezuela, Mexico, Honduras, El Salvador, Nicaragua and Costa Rica, the Company has created a corporation in each such country, obtained appropriate licenses with the assistance of local partners and obtained a majority ownership position in exchange for the capital required to build out the system. The Company intends to operate only in Latin American countries (other than the United States) where foreign majority ownership of the license-holding corporation is permitted.

     The Company has been successful in negotiating and obtaining the Latin American licenses and agreements summarized below:

================================================================================
          TYPE OF LICENSE OR
 COUNTRY      AGREEMENT        DATE                SCOPE
--------------------------------------------------------------------------------
Costa       Satellite       Aug. 1997  Establish and operate "on
Rica                                   premise" private
                                       satellite earth
                                       stations; license from
                                       both Instituto
                                       Costarricense de
                                       Electricidad (ICE) and
                                       Radiografica
                                       Costarricense S.A.
                                       (RACSA)
Costa       Teleport        Jan. 1998  Establish Teleport
Rica                                   services; license issued
                                       by RACSA
Costa       Private         Aug. 1997  Private satellite
Rica        satellite                  stations; the Company is
            stations                   obligated to pay Costa
                                       Rican tariff for
                                       satellite services, but
                                       a discounted tariff is
                                       provided for when the
                                       satellite station is
                                       provided by the Company;
                                       agreement with ICE and
                                       RACSA
Costa       Teleport        Apr. 1998  Teleport services (which
Rica                                   will avoid the cost of single user private
                                       satellite stations);
                                       agreement with RACSA
El          Satellite       Jul. 1996  Provide "on premises"
Salvador                               private satellite earth
                                       stations using the
                                       Solidaridad satellite
                                       system; license issued
                                       by ANATEL
Honduras    Teleport        Dec. 1995  Provide "on premises"
                                       authorized earth
                                       stations for private
                                       line and data services;
                                       license issued by
                                       Honduran
                                       Telecommunications
                                       Company ("HONDUTEL")

          TYPE OF LICENSE OR
 COUNTRY      AGREEMENT        DATE                SCOPE
--------------------------------------------------------------------------------
Mexico      Satellite       Jul. 1995  Provide satellite
                                       services with Mexico and
                                       complete use of Mexican
                                       Solidaridad satellite
                                       system; agreements with
                                       TELECOMM MEXICO
Mexico      Communications  Jan. 1998  Provide value-added
            services                   communications services;
                                       license issued by
                                       Telecom de Mexico
Nicaragua   Internet                   Provide Internet
                                       services; license
Nicaragua   Teleport                   Provide Teleport
                                       services; license
Nicaragua   IPL                        Right to sell dedicated
            services                   international private
                                       lines; agreement with
                                       Nicaraguan government.
Nicaragua   International              International switched
            switched                   voice; agreement with
            voice                      Nicaraguan government
Panama      Satellite       Dec. 1995  Authorized to provide
                                       international carrier
                                       voice and data via the
                                       Solidaridad satellite
                                       system and other agreed
                                       communications services;
                                       joint venture with
                                       Instituto Nacional de
                                       Telecomunicaciones de
                                       Panama ("Intel")
Panama      Internet        Dec. 1995  Authorized by Intel to
                                       provide Internet
                                       services retail and
                                       wholesale within Panama;
                                       license
Panama      Digital                    Construction of digital
            Teleport;                  Teleport to provide IPL
            IPL                        services for Panamanian
            services                   customers
United      International   Apr. 1995  International
States      facilities                 facilities-based
            - based                    carrier; license from
            carrier                    FCC
United      International   May 1995   International satellite
States      satellite                  connectivity; license
            connectivity               from FCC
United      Radio station   Apr. 1996  Fixed earth station in
States                                 Clear Lake City, Texas,
                                       for domestic fixed satellite service and
                                       international  fixed
                                       satellite service;
                                       authorization from FCC

          TYPE OF LICENSE OR
 COUNTRY      AGREEMENT        DATE                SCOPE
--------------------------------------------------------------------------------
United      Radio station  Sep. 1996   Fixed earth station in
States                                 Houston, Texas, for
                                       domestic fixed satellite
                                       service and
                                       international fixed
                                       satellite service;
                                       authorization from  FCC
United      Long            Various    Long distance services;
States      distance                   certification from
(Various                               respective state Public
States)                                Service Commissions
United      CLEC            May 1997   Interim certification of
States                                 authority to provide
(Georgia)                              CLEC services; issued by
                                       Georgia Public Service
                                       Commission
United      CLEC            Pending    Authority to provide
States                                 CLEC services;
(Florida)                              application made to
                                       Florida Public Service
                                       Commission
Venezuela   Point to        Apr. 1996  Provide voice, data and
            point;                     video point to point and
            point to                   point to multipoint
            multipoint                 services throughout
                                       Venezuela and
                                       internationally; license
                                       authorized by Commision
                                       Nacional de
                                       Telecomunicaciones
                                       ("Conatel")
Venezuela   Access          Jul. 1996  To offer domestic and
                                       international access to
                                       databases for offering
                                       enhanced services such
                                       as Internet services, e-
                                       mail, etc.; concession
                                       from Conatel
Venezuela   Digital         Mar. 1997  Construction of digital
            Teleport;                  Teleport to provide IPL
            IPL                        services for Venezuelan
            services                   customers; the Company
                                       pays Conatel on an
                                       annual basis the
                                       equivalent of 1/2 of 1% of
                                       gross invoicing for the
                                       services provided under
                                       the Agreement; agreement
                                       with Conatel
--------------------------------------------------------------------------------

     EMPLOYEES

     As of March 31, 1999, the Company had 183 full time employees, 129 located in the US and 54 located in various Latin American countries. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

     RISK  FACTORS

Limited  Operating  History;  Operating  Losses
     The Company has only a limited history upon which an evaluation of it and its prospects can be based. Although the Company has experienced substantial revenue growth since the inception of its business in April 1995, it has incurred losses totaling approximately $30,752,863 as of December 31, 1998. As of December 31, 1998, the Company had stockholder's equity of $12,385,245. The Company's current focus is on increasing its customer and subscriber bases, and the Company continues to hire additional personnel and to increase its expenses related to product development, marketing, network infrastructure, technical resources and customer support. As a result, the Company expects that it will continue to incur net operating losses at least through the end of the second quarter of 1999. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability on either a quarterly or annual basis.

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

Need  for  additional  capital  to  finance  grawth  and  capital  requirements
     The Company must continue to enhance and expand its network in order to maintain its competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. The Company's ability to grow depends, in part, on its ability to expand its operations through the establishment of new POP's and earth stations, each of which requires significant advance capital equipment expenditures as well as advance expenditures and commitments for leased telephone company facilities and circuits and advertising. The Company will need to raise additional capital from equity or debt sources to fund its anticipated development. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations and its ability to compete.

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

     Demands on the Company's network infrastructure and technical staff and resources have grown rapidly with the Company's expanding customer base, and the Company has in the past experienced difficulties satisfying the requests for its Internet access and telecommunications services. The Company expects to experience even greater strain on its billing and operational systems as it develops, operates and maintains its network. There can be no assurance that the Company's finance and technical staff will be adequate to facilitate the Company's growth. The Company believes that its ability to provide timely access for subscribers and adequate customer support services will largely depend upon the Company's ability to attract, identify, train, integrate and retain qualified personnel. There can be no assurance that the Company will be able to do this. A failure to effectively manage its customer base and reduce its subscriber cancellation rate could have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence  on  Key  Personnel;  Need  to  Hire  Additional  Qualified Personnel
     The Company is highly dependent on the technical and management skills of its key employees, including technical, sales, marketing, financial and executive personnel, and on its ability to identify, hire and retain additional personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain existing personnel or identify or hire additional personnel. In addition, the Company is highly dependent on the services of Stephen E. Raville, Chairman of the Board and Chief Executive Officer; Gary D. Morgan, President and Chief Operating Officer; and Patrick E. Delaney, Chief Financial Officer. The loss of the services of any of them could have a material adverse effect on the Company's business, financial condition or results of operations.

Shares  Available  for  Future  Sale
     The Company has financed its operations and acquisitions principally through the issuance of securities in "private placements" exempt from registration under federal and applicable state securities laws. As a consequence, approximately thirty-three percent (33%) of the Company's issued and outstanding common stock at March 31, 1999 are "restricted securities" which cannot be resold except in compliance with similar exemptions from federal and applicable state securities laws. Under Rule 144 as currently in effect, restricted securities are generally available for public resale after such securities have been held by the purchasers thereof for a period of one year. After the expiration of the one year holding period, such securities may be sold in "broker's transactions" provided that certain requirements are met and that the sales by a holder of such securities during any three month period do not exceed the greater of one percent (1%) of the then issued and outstanding shares of the issuer or the average weekly trading volume of such shares in the over-the counter market during the four calendar weeks preceding the date on which a notice of such sale is sent to the Securities and Exchange Commission. At the end of two years, persons not "affiliated" with the issuer may sell restricted securities without regard to the volume limitations imposed by Rule
144. Persons "affiliated" with the issuer are persons deemed to be in control of the issuer, including executive officers, directors and ten percent or greater shareholders; such persons may sell shares only in compliance with the requirements of Rule 144, including the volume limitations imposed thereby, regardless of the length of time such securities have been held. As of March 31, 1999, approximately 33% of the Company's issued and outstanding stock is held by affiliates. Most of the Common Stock of the Company will be available for public sale within the next twelve months. The large numbers of the Company's shares which have or will become available for public sale in the near future, along with the demand and piggyback registration rights granted by the Company (described elsewhere herein) create the possibility of volatility in the market for the Company's stock and the possibility of adverse effects on the prevailing market price of the Company's stock.

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

Dependence  on  Suppliers
     The Company is dependent on third party suppliers of hardware and network connectivity for many of its products and services and generally does not have long-term contracts with suppliers. Certain of these suppliers are or may become competitors of the Company, and such suppliers are not subject to restrictions upon their ability to compete with the Company. To the extent that any of these suppliers change their pricing structure or terminate service, the Company may be adversely affected. The Company is dependent upon third party providers, which are the primary providers to the Company of data communications facilities and capacity and lease to the Company physical space for switches, modems and other equipment. If these suppliers are unable to expand their networks or unwilling to provide or expand their current level of service to the Company in the future, the Company's operations could be adversely affected.

     The Company has from time to time experienced delays in the receipt of network access and telecommunications services. In addition, the Company has also from time to time experienced delays in the receipt of certain hardware components. A failure by a supplier to deliver quality services or products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could have a material adverse effect on the Company. In addition, the Company maintains relationships with certain equipment suppliers in the design of products, which they sell to the Company. The Company's remedies against suppliers who fail to deliver products on a timely basis are limited, in many cases, by practical considerations relating to the Company's desire to maintain relationships with the suppliers. As the Company's suppliers revise and upgrade the technology of their equipment, the Company may encounter difficulties in integrating the new technology into its network.

International  Expansion
     The Company's strategy includes expansion of its business into international markets. There can be no assurance that the Company will be able to obtain the permits and operating licenses, if any are required, necessary for it to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In many countries, the Company may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully conduct its operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition or results of operations.

International  Economic  Volatility
     The Company and its customers are subject to a variety of risks in connection with conducting business internationally, including: fluctuations in exchange rates; political and economic instability; changes in diplomatic and trade relationships; longer payment cycles; difficulties in collecting accounts receivable; managing independent sales organizations; staffing and managing international operations; protecting intellectual property and enforcing agreements in other countries; cultural differences affecting product demand; potentially adverse tax consequences resulting from operating in multiple jurisdictions with different tax laws; and changes in tariffs and other barriers and restrictions. There can be no assurance that such factors will not require the Company to modify its current business practices or have a material adverse impact on the Company's business, financial condition and prospects.

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

Risks  of  Implementation  of  the  CLEC  Networks
     The Company's ability to achieve its strategic objectives will depend in large part upon the successful, timely, and cost-effective completion of its networks. The Company's inability to complete its CLEC networks in a timely, cost-efficient manner will have a material adverse effect on the Company's business, financial condition, and results of operations.

Uncertainty  of  Market  Acceptance;  Potential  Lack  of  Customer  Demand
     The Company has not yet commenced marketing certain of its services to potential subscribers. There can be no assurance that there will be sufficient demand from its target customers for its services, and if such demand exists, there can be no assurance that the Company will be able to service successfully its target market on a profitable basis. The Company's ability to attract and retain customers (including those that switch their current telecommunications service to the Company) is crucial to the Company's success.

     To continue to realize customer growth in all its markets, the Company must continue to replace terminating customers and attract additional customers. However, customer acquisition costs are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on the Company's ability to retain its customers. Since the Company's markets are new and the utility of available service is not well understood by new and potential customers, the Company is unable to predict future customer retention rates.

Risk  of  System  Failure
     The success of the Company is largely dependent upon its ability to deliver high quality, uninterrupted access to the Internet and other telecommunication services. Any system failure that causes interruptions in the Company's operations could have a material adverse effect on the Company. The Company has experienced failure relating to individual POP's and the Company's customers have experienced difficulties in accessing, and maintaining connection to the Internet. The backbone of the Company's network, in addition to the Company's overall telecommunications and Internet network, is currently leased from certain suppliers, such as Quest LCI, Savvis, Sprint, Cable & Wireless, and MCI/Worldcom. If these suppliers are unable to expand their networks or are unwilling to provide or expand their current level of service to the Company in the future, the Company's operations could be adversely affected. As the Company attempts to expand its network and data traffic grows, there will be increased stress on network hardware and traffic management systems. However, there can be no assurance that the Company will not experience failures relating to individual POP's or even failure of the entire network. The Company's operations also are dependent on its ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and cause unforeseen strains upon the network. The Company attempts to minimize customer inconvenience in the event of a system disruption by high quality services and redundancy. However, significant or prolonged system failures, or difficulties for subscribers in accessing, and maintaining connection with the Internet could damage the reputation of the Company and result in the loss of subscribers. Such damage or losses could have a material adverse effect on the Company's ability to obtain new subscribers and on the Company's business, financial condition or results of operations.

     The Company's operations are dependent on its ability to protect its software and hardware against damage from fire, earthquake, power loss, telecommunications failure, natural disaster and similar events. A significant portion of the Company's computer equipment is located at its facilities in Houston, Texas. The Company's switches and other telephone equipment are located in Houston, Texas; Miami, Florida; Atlanta, Georgia; New York, New York; Panama City and Colon, Panama; Caracas, Venezuela; San Jose, Costa Rica; Mexico City, Mexico; Managua, Nicaragua; and San Salvador, El Salvador. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business and results of operations. While the Company and its subsidiaries carry some property and business interruption insurance, such coverage may not be adequate to compensate the Company for all losses that may occur.

Security  Risks
     Despite the implementation of network security measures by the Company, such as limiting physical and network access to its routers, its telecommunications infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by its customers or other Internet users. Computer viruses, break-ins or other problems caused by third parties could lead to interruption, delays or cessation in service to not only the Company's Internet customers, but also the Company's telecommunication users. Furthermore, such inappropriate use of the voice and data systems by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers and other parties, which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have included incidents involving hackers by-passing fire-walls by posing as trusted computers and involving the theft of information. Alleviating problems caused by computer viruses, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by the Company, which could have a material adverse effect on the Company. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and the Company's customer base and revenues in particular.

Potential  Liability  for  Informations  Disseminated  Through  the  Network
     Internet service providers face potential liability of uncertain scope for the actions of subscribers and others using their systems, including liability for infringement of intellectual property rights, rights of publicity, defamation, libel and criminal activity under the laws of the U.S. and foreign jurisdictions. The Company carries errors and omissions insurance; however, such insurance may not be adequate to compensate the Company for all liability that may be imposed. Any imposition of liability in excess of the Company's coverage could have a material adverse effect on the Company. In addition, recent legislative enactments and pending legislative proposals aimed at limiting the use of the Internet to transmit indecent or pornographic materials could, depending upon their interpretation and application, result in significant potential liability to Internet access and service providers including the Company, as well as additional costs and technological challenges in complying with any statutory or regulatory requirements imposed by such legislation.

Fluctuations  in  Quarterly  Operating  Results
     The Company's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. These factors include general economic conditions, acceptance and use of the Internet, user demand for long-distance telecommunication services, capital expenditures and other costs relating to the expansion of operations, the timing of new product announcements by the Company or its competitors, changes in pricing strategies by the Company or its competitors, market availability and acceptance of new and enhanced versions of the Company's or its competitors' products and services and the rates of new subscriber and customer acquisition and retention. These factors could also have a material adverse effect on the Company's annual results of operations and financial condition.

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

Potential  Adverse  Impact  of  Antitakeover  Provisions
     The Company's articles of incorporation and bylaws and the provisions of the Nevada General Corporation Law may have the effect of delaying, deterring or preventing a change in control or an acquisition of the Company. The Company's articles of incorporation authorizes the issuance of "blank check" preferred stock, which, in the event of issuance, could be utilized by the board of directors of the Company as a method of discouraging, delaying or preventing a change in control or an acquisition of the Company, even though such an attempt might be economically beneficial to the holders of Common Stock. Such provisions may have an adverse impact from time to time on the price of the Common Stock.

Government  Regulation
     The telecommunications industry is subject to extensive regulation by federal, state and local governmental agencies, including common carrier regulation by the Federal Communications Commission ("FCC"). The Telecommunications Act of 1996 (the "1996 Telecommunications Act") eliminates many of the pre-existing legal barriers to competition in the telephone and video programming communications businesses, preempts many of the state barriers to local telephone service competition that previously existed in state and local laws and regulations, and sets basic standards for relationships between telecommunications providers. Among other things, the 1996 Telecommunications Act removes barriers to entry in the local exchange telephone market by preempting state and local laws that restrict competition and by requiring LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators, wireless telecommunications providers, and long distance companies. In addition, the 1996 Telecommunications Act provides relief from the earnings restrictions and price controls that have governed the local telephone business for many years. The 1996 Telecommunications Act will also, once certain thresholds are met, allow ILECs to enter the long distance market within their own local service regions. The 1996 Telecommunications Act thus introduced the possibility of new, non-traditional competition for telecommunications companies and resulted in greater potential competition for the Company. The outcome of pending federal and state administrative proceedings may also affect the nature and extent of competition that will be encountered by the Company.

     Providing local service requires appropriate licensure in each state where service is provided. The Company is currently certified as a Competitive Local Exchange Carrier ("CLEC") in Georgia, but has applied for and is awaiting certification in Florida. The Company also intends to apply for certification in Texas, New York, California and Puerto Rico during 1999. While the Company believes it will be successful in obtaining such certification the outcome cannot be assured. Future regulations may prevent the Company from generating revenues from sales of database information about consumers obtained by the Company from its telephone business. These competitive developments, as well as other regulatory requirements relating to privacy issues, may have a material adverse effect on the Company's business.

     The Company is also subject to regulation by governmental authorities in certain foreign countries with respect to the licenses it holds, agreements to which it is a party, and its operations in such foreign countries.

Year  2000  Issue
     The Year 2000 Issue is a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Date-sensitive software may recognize a date using 00 as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is addressing this issue on several different fronts. First of all, a team has been assigned to evaluate risks to the Company's internal systems used in the provisioning of telecommunications services through a five phase process including Awareness, Assessment, Renovation, Validation and Implementation. A web page has been established at www.y2k.c-com.net containing additional information about the Year 2000 problem and the Company's compliance program. Second, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Finally, the Company has established a team to coordinate solutions to the Year 2000 issue for its own internal information systems and physical facilities. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

ITEM  2.   DESCRIPTION  OF  PROPERTY.

     The Company has its principal office located in Atlanta, Georgia. The Company leases approximately 11,500 square feet of office space at 2839 Paces Ferry Road, Suites 500 and 250, Atlanta, Georgia 30339. The term of the lease commenced on October 1, 1995 and continues for sixty months, expiring September 30, 2000 with a base rent of $18,267 per month.

     The Company leases approximately 10,000 square feet of office space at 17100 El Camino Real, Houston, Texas 77058. The lease is for an initial term of five years and expires on June 30, 2001, unless the Company exercises its contractual right to renew the lease for two additional terms of five years each. The monthly rental under the lease is currently $9,800.

     The Company leases approximately 1,700 square feet of office space at 28 West Flagler Street, Miami, Florida 33130. The lease is for an initial term of three years and has been extended two years until January 1, 2001. The monthly rental under the lease is currently $2,054.

     The Company leases additional office and equipment co-location space in the U.S. in Phoenix, Arizona; Ft. Lauderdale, Florida; Atlanta, Georgia; Houston, Texas; and New York; New York. The monthly rental under these leases is currently $31,251.

     The Company also leases office or equipment co-location space in Panama City, Panama; Colon, Panama; Caracas, Venezuela; Cancun, Mexico; San Salvador, El Salvador; Managua, Nicaragua and San Jose, Costa Rica. The monthly rental under these leases is currently $15,523.

     The  physical  properties  of  the  Company  are  in  good  condition.

ITEM  3.   LEGAL  PROCEEDINGS.

     Other than the matters discussed below, the Company is not a party to any legal proceeding or dispute which is not routine and incidental to the business or which involves an amount, exclusive of interest and costs, which exceeds ten percent of the current assets of the Company.

     Since mid-1996, the Cpmpany has been negotiating with Sprint Communications L.P. ("Sprint") to resolve a dispute involving Sprint's past services to OCI. On March 11, 1997, Sprint sent a letter to OCI, claiming that OCI owes Sprint $4,044,835 for telecommunications services already provided. As of December 31, 1996, the Company had accrued the entire amount, which Sprint claimed was due. During 1998, the Company finalized and entered into a settlement agreement with Sprint that required the Company to pay $100,000 upon execution of the agreement and $50,000 per month of the next 18 months in settlement of the disputes between the parties. As of December 31, 1998, the Company had paid a total of $300,000.

     During 1998, the Company agreed in principal (pending final documentation) upon the terms of a settlement of a lawsuit with its former President over certain agreements including an Executive Employment Agreement. The settlement agreed to would obligate the Company to pay $25,000 and 77,838 shares. The amount of the settlement has been accrued, along with related legal fees, and the related expense is included in Other Income, net for the year ended December 31, 1998.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS.

     No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

     PART  II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     The Company's Common Stock is traded in the over-the-counter market. The table set forth below reflects high and low closing bid prices on a quarterly basis for the period beginning January 1, 1997 and ending December 31, 1998. The information was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

=================================
1998            HIGH BID  LOW BID
--------------  --------  -------
First Quarter      1.421     .797
--------------  --------  -------
Second Quarter     1.687     .875
--------------  --------  -------
Third Quarter      1.687     .781
--------------  --------  -------
Fourth Quarter     1.156     .594
--------------  --------  -------


1997            HIGH BID  LOW BID
--------------  --------  -------
First Quarter      3.312     1.25
--------------  --------  -------
Second Quarter      2.75     .875
--------------  --------  -------
Third Quarter       2.50   1.2187
--------------  --------  -------
Fourth Quarter     2.625   1.1875
--------------  --------  -------

     As of March 31, 1999, the Company's Common Stock was held by approximately 306 holders of record. The Company estimates that it has a significantly larger number of shareholders because a substantial number of the Company's shares are held by broker-dealers for their customers in street name. The Company has not paid any cash dividends on its Common Stock to date. There are no restrictions which limit the Company's ability to pay cash dividends on its Common Stock; however, the Company's current policy is to retain earnings to provide funds for the operation and expansion of its business.

     During the last quarter of 1998, the Company issued 500,000 shares of its $.00001 par value common stock to an accredited investor in a private placement as commission for the placement of 4,500,000 shares issued in a private placement during the first quarter of 1998. Also during the last quarter of 1998, the Company issued 206,250 shares of its $.00001 par value common stock in a private placement to accredited investors as consideration for the acquisition of a business. The private placements were intended to be exempt from registration under the Securities Act of 1933, as amended (the "Act") pursuant to Regulation D promulgated under the Act and Section 4(2) of the Act.

     During the last quarter of 1998, in a private placement, the Company entered into promissory notes with a par value of $2,000,000. The notes earn interest at 10% and mature in April 1999. In conjunction with these notes, the Company issued 760,000 warrants to purchase common stock at $1.00 per share for three years. These notes are secured by a blanket interest in all personal property in which the Company has an interest as well as shares of Company stock owned by officers of the Company. The $2,000,000 raised in this private offering will be used to offset the Company's operating deficit and to fund capital expenditures as described in the "Liquidity and Capital Resources" section of this filing.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Pointe Communications Corporation (formerly Charter Communications International, Inc., "PointeCom", or the "Company") is an international, facilities-based communications company serving residential and commercial customers in the U.S., Central America and South America. The Company's products and services include long distance, Internet access, data transmission, private line services and local dial tone services. The Company also offers prepaid calling cards to specifically targeted demographic groups and telecommuting services to corporate clients.

     PointeCom began operations in 1995 predominately offering International Private Line ("IPL") services between the U.S. and Panama. Subsequently, the Company has secured various communications licenses in the U.S., Panama, Costa Rica, Venezuela, El Salvador, Nicaragua, Mexico, and Honduras, acquired nine companies and increased revenue from $544,000 in 1995 to $27.6 million in 1998. Licenses held by the Company, which vary by country, typically allow the Company to offer an array of services includung international private line, long distance, Internet access and data transmission, especially between the U.S. and Latin America. The Company has established an infrastructure including satellite earth stations, interconnection agreements, peripheral infrastructure, and sales and marketing channels in all of the above countries except Honduras to service existing and future customers. The Company also enjoys strong relationships with the responsible government agencies, telephone company authorities and international carriers.

     Since its inception, the Company has been focused on providing businesses with dedicated voice and data services via its private line network. The Company's primary retail offerings have been Internet access and prepaid calling cards. The Company's recently adopted strategy is to provide a full array of bundled telecommunications and network services to both commercial and residential customers with particular focus on ethnic communities in "paired" U.S and international markets. In the U.S., the Company's focus is on communities with large Hispanic populations. Internationally, the Company has targeted complementary markets with telecommunications traffic patterns that correspond with the paired U.S. target markets. Management believes that originating and terminating traffic between domestic and international cities that share the Company as a common network carrier will provide significant competitive, marketing and cost advantages.

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

     The Company anticipates that its strategy will permit it to establish and maintain profitable growth while developing as a local service provider and long distance carrier. The Company is attempting to position itself as a cost efficient, reliable alternative to ILECs by providing bundled telecommunication services tailored specifically to the needs of certain ethnic groups in paired domestic and international markets. The Company is implementing a facilities based infrastructure on a staged basis in certain identified markets with the ultimate objective of being a full-service CLEC with a low-cost base of operations.

     As part of its implementation plan, the Company is currently establishing an international backbone for both voice and data switching in and between Houston, Texas; Atlanta, Georgia; Miami, Florida; New York, New York; San Juan, Puerto Rico; Managua, Nicaragua; and San Salvador, El Salvador. Future plans include similar network infrastructure in other U.S. and South and Central American locations. This network will provide PointeCom with a lower cost basis for its existing business and a unique partnering opportunity with foreign Postal, Telephone and Telegraph companies ("PTTs"). The network will also provide significant marketing advantages and cost savings to its existing prepaid calling card and telecommute solutions product lines. Failure of the Company to raise all or a significant portion of the funds needed to build this network could materially adversely affect the Company's planned and continuing operations.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS  OF  OPERATIONS

     The  following  table sets forth certain financial data for the years ended
December 31, 1998 and 1997. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                   DECEMBER 31,         DECEMBER 31,
                                      1998                 1997
                             -------------------  -------------------
                                         % of                  % of
                                       Revenues              Revenues
                             --------  ---------  ---------  --------
Revenues:
   Communications services   $24,392       88.3%  $  9,379      72.5%
   Hardware and
   Software sales                393        1.4        369       2.8
   Internet connection
   Services                    2,835       10.3      2,748      21.2
Network services                   -          -        455       3.5
                             --------  ---------  ---------  --------
Total revenues                27,620      100.0     12,951     100.0
Cost and expenses:
  Cost of services            22,972       83.2      9,482      73.2
  Cost of hardware
  and oftware                    274        0.9        284       2.2
  Selling, general
  and administrative           9,933       36.0      8,766      67.7
  Nonrecurring
  Charge                           -          -      2,677      20.7
  Depreciation and
  Amortization                 3,452       12.5      2,995      23.1
                             --------  ---------  ---------  --------
   Total costs
   and expenses               36,631      132.6     24,204     186.9
                             --------  ---------  ---------  --------

   Operating loss             <9,011>     <32.6>   <11,253>    <86.9>
                             --------  ---------  ---------  --------

Interest expense, net         <1,760>      <6.4>      <481>     <3.7>
Other income (loss)            1,624        5.9       <242>     <1.9>
                             --------  ---------  ---------  --------
Net Loss                      <9,147>     <33.1>   <11,976>    <92.5>
                             --------  ---------  ---------  --------

Net loss per share           $  <.22>             $   <.39>

Shares used in computing:
net loss per share            42,144                31,085

     Consolidated revenues for the combined lines of business for the years ended December 31, 1998 and 1997 were $27,620,000 and $12,951,000, respectively. The increase in revenue was principally the result of increased prepaid calling card sales, primarily driven by competitive rates to Latin America, increased quality that resulted from a new calling card platform purchased during the year, and acquisitions during 1998. Other increases came from International Private Line, mainly to Costa Rica, and the start up of the Telecommuting Services business. Cost of services and hardware and software costs for the year ended December 31, 1998 were $23,246,000 and $9,766,000 for the comparable period in 1997, yielding gross profit margins of 15.9% for 1998 and 24.6% for the same period in 1997. Gross profit margins were adversely affected by the fact that prepaid calling card revenues, which generally carry a lower margin than the Company's other products, represented a higher proportion of total revenues in 1998 than in 1997. Also contributing to the lower margins were sales of "off-net" prepaid calling cards i.e., other carriers cards, by a distributor acquired during 1998, which carry a lower margin than revenues earned on Company provided cards. Management expects margins to increase as higher margin businesses increase in proportion to prepaid calling cards and as the Company expands its network thereby lowering the marginal cost of terminating voice and data traffic.

     Selling, general, and administrative ("SG&A") expenses for 1998 were $9,933,000 or 36% of sales compared to $8,766,000 or 67.7% of sales for 1997.
The overall increase in expenses was primarily attributable to expansion of the Company's operations; however, the Company was able to gain economies of scale while expanding operations as represented by the lower SG&A as a proportion of sales in 1998. The Company anticipates benefiting further from economies of scale, as costs such as salaries and wages are not expected to increase in direct proportion to increases in revenues. Additionally, management anticipates cost reductions as a result of certain cost control efforts, including a reduction of the workforce, implemented during the last quarter of 1998.

     The non-recurring charge during 1997, was primarily the result of a write off of the assets related to a business that was exited during the year. In an effort to narrow the scope of the Company's product offering and to focus resources on its core competencies, the Company decided to exit the computer network integration business. As a result, the assets related to PDS, including approximately $1,889,000 of goodwill and other intangibles and $250,000 of hardware and software inventory, were written off and approximately $80,000 in severance and other related costs were accrued.

     Depreciation and amortization expense was $3,452,000 for 1998 compared to $2,995,000 for the prior year. The increase is attributable to the increase in property, plant and equipment and amortization associated with the acquisitions completed during 1998.

     Other income in 1998 resulted from a gain recognized on the settlement of an account payable to Sprint (see "Legal Proceedings"). An agreement in principal was reached during 1997 to restructure the Company's payable to Sprint. At year end 1997, the disputed amount was accrued as a deferred credit. During 1998, the Company signed a settlement agreement requiring it to pay $1.0 million, at which time the deferred credit was recognized in the statement of operations. The settlement agreement obligates the Company to pay $100,000 at settlement and $50,000 per month over the succeeding 18 months. As of December 31, 1998, $700,000 was included in accounts payable, current portion of notes payable and long term portion of notes payable related to this matter.

     Interest expense was $1,760,000 and $481,000 for the years ended December 31, 1998 and 1997, respectively. Interest expense increased significantly during 1998 because of a number of new debt instruments entered into in late 1997 and during 1998. These include $6.2 million in capital leases, $3.0 million in financing type leases, $2.0 million in bridge loans, $900,000 in promissory notes and a $600,000 receivable facility. Also included in interest during 1998 was approximately $400,000 related to a guarantee with regard to shares issued in conjunction with the 1997 financing type leases. The guarantee obligated the Company to reimburse the holder of these shares for the difference between $2.33 and the average closing price of the Company's stock for the twenty trading days prior to June 30, 1998. The average closing price for this period was below $2.33 resulting in an approximate $400,000 liability, which is included in the current portion of notes payable at December 31, 1998.

     There was no income tax benefit recorded in either 1998 or 1997, as management recorded a valuation reserve due to the uncertainty of the timing of future taxable income. The net losses for the years ended December 31, 1998 and 1997 were approximately $9,147,000 and $11,976,000, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to affiliates and outside investors.

     During 1998, the Company issued shares of common stock through various private placement offerings as follows: 9.0 million shares at $0.50 per share, 850,000 shares at $1.00 per share and 500,000 shares at $1.30 per share for gross proceeds totaling $6.0 million. Also during the year, the Company issued short-term promissory notes, ranging in term from on demand to one year, for gross proceeds totaling $2.9 million. During the third quarter, the Company's subsidiary, Telecommute Solutions, Inc. ("TCS"), completed a private placement of 2,000 shares of its $1.00 par value Series A Preferred Stock, which is convertible into TCS or Pointe common stock at the holder's discretion. Gross proceeds totaled $2.0 million. Finally, the Company entered into a Receivable purchase facility for gross proceeds of $600,000 and two financing type lease transactions for gross proceeds totaling $778,000, to complete the $3.0 million facility entered into in 1997. These funds were used to offset an operating cash flow deficiency of $7.5 million, purchase assets of $3.5 million, acquire businesses for approximately $350,000, pay the principal portion of leases of approximately $403,000, repay lines of credit of approximately $85,000 and repay notes payable of approximately $158,000. Additionally, during the year, the Company acquired assets under capital leases for approximately $6.2 million.

     The Company estimates that it will need to raise approximately $69.7 million to fund existing operations during 1999, including approximately $14.7 million to fund debt due in 1999 and $55 million to fund 1999 capital expenditures. Prior to year end, a subsidiary of the Company entered into a master lease facility with a major telecommunications equipment vendor to purchase $10 million of equipment. As of December 31, 1998, $762,000 had been drawn upon under this facility. Subsequent to year end, the Company entered into a $25 million master lease facility and $3 million working capital line of credit with this same vendor. Also, subsequent to December 31, 1998, the Company raised $9.0 million in a private placement of short-term bridge financing to fund network expansion, repay indebtedness and fund operations in advance of completing a preferred stock private placement. Subsequent to year end, the Company obtained letters of intent from investors to purchase $30 million of the Company's convertible preferred stock, a portion of which will be utilized to repay the interim borrowings. The Company anticipates closing this private placement in April 1999. Additional means of financing will be sought if necessary and may include but would not be limited to bank loans and private placements of debt and/or equity. Additionally, the Company may realize proceeds from exercise of outstanding warrants. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company, or at all. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations. At December 31, 1998, the Company had a significant working capital deficit and, at times, has borrowed funds and sold equity to affiliates/shareholders to fund essential obligations. While the Company has been able to fund such essential obligations to date and while management believes its current business activity is such that operating funds will be available to it as needed to continue operations and to fund planned growth, no assurance can be given that the Company will be able to raise such funds on a timely basis or at all. Failure to raise such funds could have material adverse consequences to the Company and its continuing and planned operations.

     Any increases in the Company's growth rate, shortfalls in anticipated revenues or increases in anticipated expenses could have a material adverse effect on the Company's liquidity and capital resources and would either require the Company to raise additional capital from public or private debt or equity or scale back operations. The funds raised subsequent to year end, including the $30 million private placement of the Company's Prefered Stock for which letters of intent have been received from investors and is expected to close in April 1999, should allow the Company to achieve its potential expansion plans noted in "Management's Discussion and Analysis"; however if there is any shortfall, the Company will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a Statement of Position, Accounting for Costs of Computer Software Developed of Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement in 1999 and it did not have a material impact on the Company's financial statements.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company adopted the Statement in the first quarter and it did not have a material impact on its financial statements.

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

MARKET  RISKS

     Management believes the Company's exposure to market rate fluctuations on its investments is nominal due to the short-term nature of those investments. To the extent the Company has borrowings outstanding under credit facilities (or other variable lines), there is market risk relating to such amounts because the interest rates under the credit facility are variable. The Company does not believe its exposure represents a material risk to the financial statements.

     The Company has operations in Central and South America, which expose it to currency exchange rate risks. To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term principally as the significant majority of the Company's activities are settled in the US Dollar. If, however, there was a 10 percent sustained decline in these currencies versus the U.S. dollar, then the consolidated financial statements could be effected as international operations represented approximately 4.6% of total assets as of December 31, 1998 and 8.3% and 21.6% of total revenues and net loss for the year ended December 31, 1998, respectively.

ITEM  7.   FINANCIAL  STATEMENTS.

     Attached following the Signature Pages and Exhibits, see the index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not had any disagreements with its independent accountants and auditors.


                                    PART  III


     Pursuant to instruction E(3) to Form 10-KSB, the information in Items 9-12 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about April 30, 1999, or from an amendment to this Form 10-KSB to be filed no later than April 30, 1999.

ITEM  13.  EXHIBITS  LIST  AND  REPORTS  ON  FORM  8-K

Exhibit No.  Description                                        Location
-----------  ---------------------------------------  -----------------------------

       3.01  Articles of Incorporation                Form 10-QSB for the quarter
                                                      ended March 31, 1996
    3.01.01  Certificate of Amendment to              Filed herewith
               Articles of Incorporation
       3.03  Bylaws                                   Form 10-QSB for the quarter
                                                      ended June 30, 1996
        4.2  Form of 18% Convertible,                 Form 10-KSB for year ended
               Subordinated Debenture                 12/31/97
       10.1  Contract with INTEL                      Form 10-KSB for the year
                                                      ended 12/31/95
       10.2  Employee Incentive Stock Option Plan     Form S-8 filed August 7, 1998
       10.3  Executive Long Term Stock Option Plan    Form S-8 filed August 7, 1998
       10.4  Non-employee Director Stock              Form S-8 filed August 7, 1998
               Option Plan
       10.5  Agreement with Hondutel                  Form 10-QSB for the quarter
                                                      ended June 30, 1996
       10.6  Agreement with Telecommunicaciones       Form 10-QSB for the quarter
               de Mexico                              ended June 30, 1996
       10.7  Agreement with Comison Nacional de       Form 10-QSB for the quarter
               Telecommunications (Conatel)           ended June 30, 1996
       10.8  Form of Purchase and Sale Agreement      Form 10-KSB for the year end
                                                      December 31, 1997
       10.9  Form of Equipment Lease Agreement        Form 10-KSB for the year end
                                                      December 31, 1997
      10.10  Form of Security Agreement               Form 10-KSB for the year end
                                                      December 31, 1997
      10.11  Receivable Purchase Facility Agreement   Form 10-KSB for the year end
                                                      December 31, 1997
      10.12  Registration Rights and Minimum Value    Form 10-KSB for the year end
             Guarantee Agreement                      December 31, 1997
      10.13  Master Lease Agreement and Warrant       Form 10-KSB for the year end
                                                      December 31, 1997
      10.14  Promissory Note, Security Agreement      Filed herewith
               and Warrant Agreement - Cordova
      10.15  Promissory Note, Security Agreement      Filed herewith
               and Warrant Agreement - FSE
      10.16  Promissory Note, Security Agreement      Filed herewith
               and Warrant Agreement - Gibralt
      10.17  Promissory Note, Security Agreement      Filed herewith
               and Warrant Agreement - EGL
      10.18  Telecommute Solutions Stock Option       Filed herewith
               Option Plan
      10.19  Purchase of Preferred Stock in           Filed herewith
               Telecommute Solutions Inc.
       11.1  Net Loss Per Share Calculation           Filed herewith
       21.1  List of subsidiaries                     Filed herewith
       23.1  Consent of Arthur Andersen LLP           Filed herewith
         27  Financial Data Schedule                  Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINTE  COMMUNICATIONS  CORPORATION

By: /s/ STEPHEN  E.  RAVILLE                                Date: April 15, 1999
   -------------------------
        STEPHEN E. RAVILLE, CHIEF EXECUTIVE OFFICER

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen E. Raville, his true and lawful attorney in-fact and agent with full power of substitution and resubstitution, to sign any and all amendments (including post effective amendments) to this Annual Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he could do in person, hereby ratifying and confirming that said attorney-in-fact or his substitute, or any of them shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                   Date
---------------------------  -----------------------------  --------------

By: /s/ STEPHEN E. RAVILLE   Chief Executive Officer and    April 15, 1999
---------------------------
        STEPHEN E. RAVILLE   Director

By: /s/ GARY D. MORGAN       President and Chief Operating  April 15, 1999
---------------------------
        GARY D. MORGAN       Officer

By: /s/ PATRICK E. DELANEY   Chief Financial Officer and    April 15, 1999
---------------------------
        PATRICK E. DELANEY   Director

By: /s/ RICHARD P. HALEVY    Treasurer and Controller       April 15, 1999
---------------------------
        RICHARD P. HALEVY

By: /s/ WILLIAM P. O'REILLY  Director                       April 15, 1999
---------------------------
        WILLIAM P. O'REILLY

By: /s/ GERALD F. SCHMIDT    Director                       April 15, 1999
---------------------------
        GERALD F. SCHMIDT

By: /s/ F. SCOTT YEAGER      Director                       April 15, 1999
---------------------------
        F. SCOTT YEAGER

By: /s/ JAMES R. DORSEY      Director                       April 15, 1999
---------------------------
        JAMES R. DORSEY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Report of Independent Public Accountants                                  F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997              F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1998 and 1997                                              F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1998 and 1997                                        F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1998 and 1997                                                           F-7
Notes to Consolidated Financial Statements                                F-8

                  REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS



To  Pointe  Communications  Corporation:


     We have audited the accompanying consolidated balance sheets of POINTE COMMUNICATIONS CORPORATION and subsidiaries (a Nevada corporation) (formerly, "Charter Communications International, Inc.") as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pointe Communications Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

ARTHUR  ANDERSEN  LLP

Atlanta,  Georgia
April 15,  1999

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997

                                                                  1998           1997
                                                              -------------  -------------
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  1,255,199   $    155,503
Restricted cash. . . . . . . . . . . . . . . . . . . . . . .       185,000        135,000
Accounts receivable, net of allowance for
  doubtful accounts of $900,000  and $650,000
  at December 31, 1998 and 1997, respectively. . . . . . . .     3,686,153      2,606,104
Accounts receivable-- affiliate, net . . . . . . . . . . . .       215,337              -
Inventory, net . . . . . . . . . . . . . . . . . . . . . . .       652,187        252,120
Prepaid expenses and other . . . . . . . . . . . . . . . . .       263,249        224,595
                                                              -------------  -------------

  Total current assets . . . . . . . . . . . . . . . . . . .     6,257,125      3,373,322
                                                              -------------  -------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery. . . . . . . . . . . . . . . . . . .    14,168,428      6,058,943
Earth station facility . . . . . . . . . . . . . . . . . . .       835,527        618,497
Software . . . . . . . . . . . . . . . . . . . . . . . . . .     1,732,700      1,121,248
Furniture and fixtures . . . . . . . . . . . . . . . . . . .       578,698        360,694
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,157,344        583,861
                                                              -------------  -------------
                                                                18,472,697      8,743,243
Accumulated depreciation and amortization. . . . . . . . . .    (3,984,392)    (2,113,198)
                                                              -------------  -------------
  Property and equipment, net. . . . . . . . . . . . . . . .    14,488,305      6,630,045
                                                              -------------  -------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $1,544,360 and $865,087,
  at December 31, 1998 and 1997, respectively. . . . . . . .    17,709,865     17,391,398
Acquired customer bases, net of accumulated
  amortization of $969,182 and $579,369
  at December 31, 1998 and 1997, respectively. . . . . . . .       844,543      1,181,651
Other intangibles, net of accumulated
  amortization of $1,184,062 and $590,884
  at December 31, 1998 and 1997, respectively. . . . . . . .     1,848,762      1,938,582
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,073,279        551,087
                                                              -------------  -------------

  Total other assets . . . . . . . . . . . . . . . . . . . .    21,476,449     21,062,718
                                                              -------------  -------------

  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $ 42,221,879   $ 31,066,085
                                                              =============  =============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997


                                                                  1998           1997
                                                              -------------  -------------
CURRENT LIABILITIES:
Current portion of notes payable . . . . . . . . . . . . . .  $  3,728,062   $    175,001
Current portion of lease obligations . . . . . . . . . . . .     1,273,298        342,249
Lines of credit. . . . . . . . . . . . . . . . . . . . . . .     1,000,000        485,000
Loans from stockholders. . . . . . . . . . . . . . . . . . .       670,000        520,000
Accounts payable . . . . . . . . . . . . . . . . . . . . . .     6,214,952      4,889,518
Accounts payable-- affiliate . . . . . . . . . . . . . . . .        68,000        249,655
Accrued liabilities. . . . . . . . . . . . . . . . . . . . .     2,346,622      1,676,547
Unearned revenue . . . . . . . . . . . . . . . . . . . . . .     2,928,990      1,645,722
                                                              -------------  -------------
  Total current liabilities. . . . . . . . . . . . . . . . .    18,229,924      9,983,692
                                                              -------------  -------------

LONG TERM LIABILITIES:
Capital and financing lease obligations. . . . . . . . . . .     7,128,451      1,397,473
Convertible debentures . . . . . . . . . . . . . . . . . . .     1,180,000      1,180,000
Senior subordinated notes. . . . . . . . . . . . . . . . . .       690,278        660,278
Notes payable and other long term obligations. . . . . . . .       626,022        711,110
                                                              -------------  -------------
  Total long term liabilities. . . . . . . . . . . . . . . .     9,624,751      3,948,861
                                                              -------------  -------------

Deferred settlement gain . . . . . . . . . . . . . . . . . .             -      2,757,132
                                                              -------------  -------------

COMMITMENTS AND CONTINGENCIES (Notes 4 and 11)

MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . . .     1,981,959              -
                                                              -------------  -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
  authorized, 550 shares issued, - shares
  outstanding at both December 31, 1998 and 1997 . . . . . .             -              -
Common stock, $0.00001 par value; 100,000,000
  shares authorized; 45,339,839 and 34,134,776 shares
  outstanding at December 31, 1998 and 1997, respectively. .           454            341
Additional paid-in-capital . . . . . . . . . . . . . . . . .    43,137,654     35,981,440
Accumulated deficit. . . . . . . . . . . . . . . . . . . . .   (30,752,863)   (21,605,381)
                                                              -------------  -------------
  Total stockholders' equity . . . . . . . . . . . . . . . .    12,385,245     14,376,400
                                                              -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .  $ 42,221,879   $ 31,066,085
                                                              =============  =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                             1998          1997
                                         ------------  -------------
 REVENUES:
   Communications services. . . . . . .  $24,391,803   $  9,379,496
   Internet connection services . . . .    2,835,446      2,747,635
   Hardware and software. . . . . . . .      392,953        368,818
   Network services . . . . . . . . . .            -        455,473
                                         ------------  -------------
   Total revenues . . . . . . . . . . .   27,620,202     12,951,422
                                         ------------  -------------

 COSTS AND EXPENSES:
   Cost of services . . . . . . . . . .   22,972,312      9,481,498
   Cost of hardware and software. . . .      274,120        284,358
   Selling, general, and administrative    9,933,265      8,766,282
   Nonrecurring charge. . . . . . . . .            -      2,677,099
   Depreciation and amortization. . . .    3,451,982      2,995,334
                                         ------------  -------------
   Total costs and expenses . . . . . .   36,631,679     24,204,571
                                         ------------  -------------

 OPERATING LOSS . . . . . . . . . . . .   (9,011,477)   (11,253,149)
                                         ------------  -------------


 INTEREST EXPENSE, NET. . . . . . . . .   (1,760,315)      (480,924)
 OTHER INCOME/(EXPENSE), NET. . . . . .    1,624,310       (241,785)
                                         ------------  -------------

 NET LOSS BEFORE INCOME TAXES . . . . .   (9,147,482)   (11,975,858)
 INCOME TAX BENEFIT . . . . . . . . . .            -              -
                                         ------------  -------------

 NET LOSS . . . . . . . . . . . . . . .  $(9,147,482)  $(11,975,858)
                                         ============  =============

 NET LOSS PER SHARE -
    BASIC AND DILUTED . . . . . . . . .  $     (0.22)  $      (0.39)
                                         ============  =============

 SHARES USED IN COMPUTING
 NET LOSS PER SHARE . . . . . . . . . .   42,143,733     31,084,693
                                         ============  =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                          Preferred Stock       Common Stock        Additional
                                                          ----------------  ---------------------    Paid-In
                                                          Shares   Amount     Shares      Amount     Capital
                                                          -------  -------  -----------  --------  ------------
Balance at December 31, 1996 . . . . . . . . . . . . . .        -  $     -  24,202,779   $   242   $28,302,025

Issuance of common stock ($1.00 per share) (Note 7). . .        -        -   9,283,997        93     9,203,844
Retirement of shares in conjunction with a contribution
  agreement executed by certain members of management. .        -        -  (2,500,000)      (25)   (3,538,698)
Issuance of common stock in conjunction with
 conversion of debenture, net ($.50 per share) (Note 7).        -        -   2,200,000        22       999,978
Issuance of common stock in conjunction with
 the acquisition of communications operating licenses. .        -        -     400,000         4       399,996
Issuance of common stock in conjunction with
 financing lease transaction (Note 4). . . . . . . . . .        -        -     450,000         5       449,995
Issuance of common stock in conjunction with debt
 issuance. . . . . . . . . . . . . . . . . . . . . . . .        -        -      98,000         -        98,000
Issuance of common stock warrants in conjunction with
 operating lease ($0.34 per warrant) . . . . . . . . . .        -        -           -         -        66,300
Net loss . . . . . . . . . . . . . . . . . . . . . . . .        -        -           -         -             -
                                                          -------  -------  -----------  --------  ------------
Balance at December 31, 1997 . . . . . . . . . . . . . .        -        -  34,134,776       341    35,981,440

Issuance of common stock ($.50 per share) (Note 7) . . .        -        -   9,500,000        95     4,499,905
Issuance of common stock ($1.00 per share) (Note 7). . .        -        -     850,000         9       849,991
Issuance of common stock warrants in conjunction with
 promissory note ($0.21 per warrant) (Note 4). . . . . .        -        -           -         -       114,069
Issuance of common stock in conjunction with a
 merger ($0.90 per share) (Note 3) . . . . . . . . . . .        -        -     206,250         2       186,761
Issuance of common stock ($1.30 per share) (Note 7). . .        -        -     500,000         5       649,995
Issuance of common stock warrants in conjunction with
 a merger ($0.49 per warrant) (Note 3) . . . . . . . . .        -        -           -         -       289,100
Exercise of warrants ($0.70 per share) . . . . . . . . .        -        -      10,354         -         7,248
Exercise of warrants ($0.70 per share) . . . . . . . . .        -        -      20,709         1        14,496
Exercise of stock options ($1.00 per share). . . . . . .        -        -     117,750         1       117,749
Issuance of common stock rights in conjunction with
 a merger ($0.44 per warrant) (Note 3) . . . . . . . . .        -        -           -         -       272,500
Issuance of common stock warrants in conjunction with
 promissory note ($0.18 per warrant) (Note 4). . . . . .        -        -           -         -        68,400
Issuance of common stock warrants in conjunction with
 promissory note ($0.16 per warrant) (Note 4). . . . . .        -        -           -         -        60,800
Issuance of common stock warrants in conjunction with
 promissory note ($0.21 per warrant) (Note 4). . . . . .        -        -           -         -        25,200
Net Loss . . . . . . . . . . . . . . . . . . . . . . . .        -        -           -         -             -
                                                          -------  -------  -----------  --------  ------------
Balance at December 31, 1998 . . . . . . . . . . . . . .        -  $     -  45,339,839   $   454   $43,137,654
                                                          =======  =======  ===========  ========  ============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                           Accumulated    Stockholders'
                                                             Deficit         Equity
                                                          -------------  ---------------
Balance at December 31, 1996 . . . . . . . . . . . . . .   ($9,629,523)  $   18,672,744

Issuance of common stock ($1.00 per share) (Note 7). . .             -        9,203,937
Retirement of shares in conjunction with a contribution
  agreement executed by certain members of management. .             -       (3,538,723)
Issuance of common stock in conjunction with
 conversion of debenture, net ($.50 per share) (Note 7).             -        1,000,000
Issuance of common stock in conjunction with
 the acquisition of communications operating licenses. .             -          400,000
Issuance of common stock in conjunction with
 financing lease transaction (Note 4). . . . . . . . . .             -          450,000
Issuance of common stock in conjunction with debt
 issuance. . . . . . . . . . . . . . . . . . . . . . . .             -           98,000
Issuance of common stock warrants in conjunction with
 operating lease ($0.34 per warrant) . . . . . . . . . .             -           66,300
Net loss . . . . . . . . . . . . . . . . . . . . . . . .   (11,975,858)     (11,975,858)
                                                          -------------  ---------------
Balance at December 31, 1997 . . . . . . . . . . . . . .   (21,605,381)      14,376,400

Issuance of common stock ($.50 per share) (Note 7) . . .             -        4,500,000
Issuance of common stock ($1.00 per share) (Note 7). . .             -          850,000
Issuance of common stock warrants in conjunction with
 promissory note ($0.21 per warrant) (Note 4). . . . . .             -          114,069
Issuance of common stock in conjunction with a
 merger ($0.90 per share) (Note 3) . . . . . . . . . . .             -          186,763
Issuance of common stock ($1.30 per share) (Note 7). . .             -          650,000
Issuance of common stock warrants in conjunction with
 a merger ($0.49 per warrant) (Note 3) . . . . . . . . .             -          289,100
Exercise of warrants ($0.70 per share) . . . . . . . . .             -            7,248
Exercise of warrants ($0.70 per share) . . . . . . . . .             -           14,497
Exercise of stock options ($1.00 per share). . . . . . .             -          117,750
Issuance of common stock rights in conjunction with
 a merger ($0.44 per warrant) (Note 3) . . . . . . . . .             -          272,500
Issuance of common stock warrants in conjunction with
 promissory note ($0.18 per warrant) (Note 4). . . . . .             -           68,400
Issuance of common stock warrants in conjunction with
 promissory note ($0.16 per warrant) (Note 4). . . . . .             -           60,800
Issuance of common stock warrants in conjunction with
 promissory note ($0.21 per warrant) (Note 4). . . . . .             -           25,200
Net Loss . . . . . . . . . . . . . . . . . . . . . . . .    (9,147,482)      (9,147,482)
                                                          -------------  ---------------
Balance at December 31, 1998 . . . . . . . . . . . . . .  $(30,752,863)  $   12,385,245
                                                          =============  ===============


           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                              1998          1997
                                                          ------------  -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . .  $(9,147,482)  $(11,975,858)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization. . . . . . . . . . .    3,451,982      2,995,334
      Bad debt expense . . . . . . . . . . . . . . . . .      883,462        586,687
      Amortization of discounts on debt and lease
        obligations. . . . . . . . . . . . . . . . . . .      250,244         56,891
      Loss on extinguishment of debt . . . . . . . . . .            -        241,785
      Nonrecurring charge. . . . . . . . . . . . . . . .            -      2,677,099
      Deferred settlement gain . . . . . . . . . . . . .   (2,757,132)             -
      Changes in operating assets and liabilities:
         Accounts receivable, net. . . . . . . . . . . .   (1,820,958)    (1,645,919)
         Accounts receivable-- affiliate, net. . . . . .     (215,337)        63,802
         Inventory . . . . . . . . . . . . . . . . . . .     (155,880)      (194,180)
         Prepaid expenses. . . . . . . . . . . . . . . .      (38,654)        23,832
         Other assets. . . . . . . . . . . . . . . . . .     (640,641)      (225,135)
         Accounts payable, accrued and other liabilities    1,642,165        971,375
         Accounts payable-- affiliate. . . . . . . . . .     (181,655)        26,656
         Unearned revenue. . . . . . . . . . . . . . . .    1,283,268       (185,009)
                                                          ------------  -------------
              Total Adjustments. . . . . . . . . . . . .    1,700,864      5,393,218
                                                          ------------  -------------
              Net cash used in operating activities. . .   (7,446,618)    (6,582,640)
                                                          ------------  -------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . .   (3,505,889)    (2,577,080)
   Restricted cash . . . . . . . . . . . . . . . . . . .      (50,000)      (135,000)
   Acquisition of businesses . . . . . . . . . . . . . .     (350,633)             -
                                                          ------------  -------------
              Net cash used in investing activities. . .   (3,906,522)    (2,712,080)
                                                          ------------  -------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock . . . . . . .    6,000,000      5,831,604
    Proceeds from issuance of preferred stock. . . . . .    1,981,959              -
    Proceeds from lease obligations, net . . . . . . . .      352,160      2,086,096
    Proceeds from receivable facility, net . . . . . . .      574,500              -
    Proceeds from issuance of convertible debentures . .            -      2,180,000
    Proceeds from exercise of stock warrants . . . . . .       25,495              -
    Repayment of lines of credit, net. . . . . . . . . .      (85,000)    (1,161,092)
    Proceeds from loans from shareholders. . . . . . . .      150,000       (282,683)
    Proceeds from (Repayment of) notes payable, net. . .    3,453,722        476,046
                                                          ------------  -------------
              Net cash provided by financing activities.   12,452,836      9,129,971
                                                          ------------  -------------

 INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS. . . .    1,099,696       (164,749)
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .      155,503        320,252
                                                          ------------  -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . .  $ 1,255,199   $    155,503
                                                          ============  =============

Supplemental Non-Cash Disclosures:
--------------------------------------------------------

Cash paid for interest . . . . . . . . . . . . . . . . .    1,238,442        339,874
Cash paid for income taxes . . . . . . . . . . . . . . .            -              -
Capital Leases . . . . . . . . . . . . . . . . . . . . .    6,219,977              -
Assets acquired in excess of liabilities assumed . . . .    1,381,531              -
Purchase price adjustments . . . . . . . . . . . . . . .            -        864,612
Value of warrants issued . . . . . . . . . . . . . . . .      830,069              -
Value of stock issued for acquisition. . . . . . . . . .      186,761              -
Incurrance of notes payable to pay operating obligations    1,397,000
Conversion of liabilities to equity
     Subordinated debentures . . . . . . . . . . . . . .            -      2,115,000
     Stockholder loans . . . . . . . . . . . . . . . . .            -        937,865
     Accrued liabilities . . . . . . . . . . . . . . . .            -        319,468
 Giveback of shares by members of management . . . . . .            -      3,538,723
 Deferred settlement gain. . . . . . . . . . . . . . . .            -      2,757,132
 Conversion of subordinated debenture. . . . . . . . . .            -      1,000,000
 Shares issued for operating licenses. . . . . . . . . .            -        400,000

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

     POINTE  COMMUNICATIONS  CORPORATION  AND  SUBSIDIARIES
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     DECEMBER  31,  1998  AND  1997

1.     ORGANIZATION  AND  NATURE  OF  BUSINESS

     Pointe Communications Corporation ("Pointe" or the "Company", formerly Charter Communications International, Inc.), was incorporated in Nevada on April 10, 1996, as a wholly owned subsidiary of Maui Capital Corporation, a Colorado Corporation ("Maui Capital"), which incorporated on August 8, 1988. On April 21, 1996, Maui Capital and the Company merged with the Company being the surviving corporation and succeeding to all the business, properties, assets and liabilities of Maui Capital. The purpose of the merger of Maui Capital and the Company was to change the name and state of incorporation of Maui Capital. Maui Capital had no business or assets prior to September 21, 1995, when it acquired TOPS Corporation, a Nevada corporation ("TOPS") (TOPS was named Charter Communications International, Inc., until April 10, 1996, when its name was changed so that the Company could be formed in Nevada with the same name). At the time of the acquisition, TOPS was the sole stockholder of Charter Communicaciones Internacionales Grupo, S.A., a Panama corporation ("Charter Panama"), which was engaged in developing a private line telecommunication system in Panama and pursuing licenses to provide such services in various other Latin American countries. Since the acquisition of TOPS, the Company (and Maui Capital, its predecessor) has endeavored to grow both through the development of its existing businesses and through the acquisition of complementary businesses. Proceeds from private placements of securities with principals and outside investors have funded the development of the Company to date.

     The Company is an international facilities based communications company serving residential and commercial customers in the U.S., Central and South America. The Company and its subsidiaries provide enhanced telecommunications products and services, including local, long distance, internet, international private line, carrier services, prepaid calling card and telecommuting services, with a focus on the Hispanic community both domestically and internationally. The Company is implementing a facilities based infrastructure on a staged basis in certain identified markets with the ultimate objective of being a full-service CLEC with a low-cost base of operations.

     On January 8, 1996, Pointe completed the cash acquisition of 90% of Phoenix DataNet ("PDN"), a provider of domestic and international Internet access. On March 21, 1996, the Company acquired Phoenix Data Systems ("PDS") and the remaining 10% of PDN in a stock transaction that allowed the Company to enter the network integration business. During 1997, the Company exited the network integration business and the assets related to PDS were written off and included in the statement of operations as a non-recurring charge (Note 9). On July 31, 1996, the Company acquired Telecommute Solutions, Inc. ("Telecommute") in a stock transaction that allowed the Company to offer various telecommuting services. On September 21, 1996, the Company acquired Overlook Communications International Corporation ("OCI") in a stock transaction that allowed the Company to offer a variety of both domestic and international enhanced telecommunications and long distance services, including prepaid phone calling cards. On October 5, 1996, the Company acquired Worldlink Communications, Inc. ("Worldlink"), a provider of prepaid long-distance calling cards in a stock transaction. All of these transactions were accounted for as purchases.

     On June 1, 1998, the Company acquired Galatel Inc. ("Galatel"), a distributor of prepaid calling cards primarily to the Hispanic community, in a cash and stock transaction. On July 30, 1998, the Company acquired Pointe Communications Corporation ("Pointe"), a Delaware Corporation, in a cash and warrant transaction. Pointe did not have revenue from operations prior to its acquisition. On August 31, 1998, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to effect a change in the Company's name from Charter Communications International, Inc. to Pointe Communications Corporation. On August 12, 1998, the Company acquired International Digital Telecommunications Systems, Inc. ("IDTS"), in a cash and stock transaction. IDTS is a facilities based long distance carrier of voice, data and other types of telecommunications in the Miami, Florida market. On October 1, 1998, the Company acquired Rent-A-Line Telephone Company, LLC, in a stock rights transaction. Rent-A-Line is a reseller of prepaid local telephone service. All of these transactions were accounted for as purchases (See Note
3).

     Some of the telecommunication services offered by Pointe require licensing by United States federal and state agencies and the foreign countries wherein services are offered. Pointe has formed wholly owned or majority owned foreign corporations. Pointe maintains financial control of all subsidiaries. The Company has been licensed by the United States Federal Communication Commission as an International facilities based carrier. Pointe has selected the Mexican Solidaridad system as its primary satellite carrier. A variety of U.S. carriers are used to provide domestic long-distance services. The Company is licensed to provide enhanced communications services in Panama, Mexico, Honduras, Venezuela, El Salvador, Nicaragua, and Costa Rica. Generally, licensing of enhanced services in the United States is not required. As of December 31, 1998, the Company was operating in the United States, Panama, Venezuela, Costa Rica, Mexico, El Salvador and Nicaragua.

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

     The Company, which has never operated at a profit, has experienced operating losses since its inception as a result of efforts to build its customer base and develop its operations. The Company estimates that its cash and financing needs for its current business through 1999 will be met by the cash on hand following the bridge loans secured during the last quarter of 1998 and first quarter of 1999, the $30 million private placement offering of its preferred stock expected to close in April 1999, vendor sponsored credit facilities set in place during the first quarter of 1999 and cash flows from operations. However, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansio opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth, and contemplated capital expenditures and expansions. The Company has significant expansion plans which it intends to fund with funds raised subsequent to year end, including the $30 million private placement of the Company's preferred stock for which letters of intent have been received from investors; however, if there is any delay in the anticipated closing of the preferred stock private placement or any shortfall the Company will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company may need additional future private placements and/or public offerings of debt or equity securities to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans or scale back operations to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

     The Company expects to continue to focus on developing and expanding its enhanced telecommunication services offerings, while continuing to expand its current operation market penetration. Accordingly, the Company expects its capital expenditures and cost of revenues and depreciation and amortization expenses will continue to increase significantly, all of which could have a negative impact on short-term operating results. In addition, the Company may change its strategy to respond to a changing competitive environment. There can be no assurance that growth in the Company's revenue or market penetration will continue, that its expansion efforts will be profitable, or that the Company will be able to achieve or sustain profitability or positive cash flow. Further, the Company may require substantial financing to accomplish any significant acquisition or merger transaction and for working capital to operate its current and proposed expanded operations until profitability is achieved, if ever. While the Company currently expects to meet its 1999 operating cash flow and capital expenditure requirements through cash on hand after the various first and second quarter 1999 financing activities and vendor financing and internally generated funds, there can be no assurance that this will be achieved. The availability of such financing on terms acceptable to the Company is not assured. Accordingly, there can be no assurance that the Company's planned expansion of its operations will be successful.

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

      SOURCE  OF  SUPPLIES

     The Company relies on local and long distance telephone companies to provide certain communications services. Although management feels alternative telecommunication facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results. During December 1996, the Company's long-distance provider discontinued service in a dispute over payment of invoices resulting in the Company's prepaid calling card platform not being accessible for a period of approximately ten days.
Subsequently, alternative long distance providers were found, but any such recurrence of this situation could have a material adverse effect on the Company's operating results.

     PRESENTATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     CASH  AND  CASH  EQUIVALENTS

     Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less. The carrying value of the cash and cash equivalents approximates fair market value at December 31, 1998 and 1997.

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

     The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The concentration of credit risk is mitigated by the large number of customers comprising the customer base; however, one significant customer comprises approximately 17% of the total receivable balance. The carrying amount of the Company's receivables approximates their fair value.

     INVENTORIES

     Inventories consist primarily of prepaid calling cards, computer products, and prepackaged software. All inventory is recorded as finished goods and is available for sale. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

     PROPERTY  AND  DEPRECIATION

     Property and equipment are recorded at cost, including certain engineering costs. The property and equipment acquired in conjunction with the acquisitions was recorded on the Company's books at net book value, which approximated fair market value at the dates of acquisition. The Company records depreciation using the straight-line method over the estimated useful lives of the assets, which are:

          Classification        Estimated Useful Lives
     Equipment and machinery         5-10 years
     Earth station facility            10 years
             Software                 5-7 years
      Furniture and fixtures          5-7 years
          Other property             3-10 years

     Leasehold improvements are amortized over the shorter of the useful life of the improvement or the life of the lease. The Company's policy is to remove the cost and accumulated depreciation of retirements from the accounts and recognize the related gain or loss upon the disposition of assets. Such gains and losses were not material for any period presented. Property and equipment recorded under capital and financing leases are included with the Company's owned assets. Amortization of assets recorded under capital leases is included in depreciation expense.

     INTANGIBLES

     In conjunction with its acquisitions in 1998 (see Note 3), the Company recorded intangible assets of approximately $1,382,000 due to the purchase prices exceeding the values of the tangible net assets acquired subject to adjustment for up to one year from the date of acquisition. After identifying the tangible assets and liabilities, the Company allocated the excess to identifiable intangible assets and the remainder to goodwill. Amortization of these costs is included in depreciation and amortization in the accompanying statements of operations. The following table summarizes the intangible assets' respective amortization periods:

            Category                     Amortization Period
     Acquired Customer Base                   3-10 years
        Other Intangibles                     3-10 years
            Goodwill                          3-30 years

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company periodically reviews the values assigned to long-lived assets, including property and equipment and intangibles, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

     STOCK-BASED  COMPENSATION  PLANS

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (Note 8), for all options granted subsequent to January 1, 1995. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

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

     The national currency of Panama is the U.S. dollar. The currencies of Venezuela and Mexico are considered hyper-inflationary; therefore, the U.S. dollar is the functional currency. Accordingly, no foreign currency translation is required upon the consolidation of the Company's Panamanian, Venezuelan or Mexican operations. The effects of foreign currency translation on the Company's El Salvadoran, Nicaraguan and Costa Rican operations were not material.

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

     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In 1998, the Company was subject to the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 130 and 131 had no impact on the Company's financial statements as it has no comprehensive income elements other than distributions to owners and returns on equity and it operates in one segment offering a variety of products. The Company will continue to review these statements over time to determine if any additional disclosures are necessary based on evolving circumstances.

3.     BUSINESS  COMBINATIONS  AND  ACQUISITIONS

     During 1998, the Company acquired 100% of the outstanding capital stock in four companies for cash, stock and warrants/stock rights. All of these transactions were accounted for as purchases. On June 1, 1998, the Company acquired Galatel Inc. ("Galatel"), a distributor of prepaid calling cards, for up to $200,000 and 300,000 shares of common stock, of which $162,500 and 206,250 shares had been earned as of year end. The shares have been valued at a weighted average price of $0.90 per share, the estimated fair value at the date issuance. On July 30, 1998, the Company acquired Pointe Communications Corporation ("Pointe"), a Delaware Corporation, for $168,000 and 590,000 warrants to purchase common stock at $1.50 for five years. The warrants have been valued at $0.49 per warrant. On August 12, 1998, the Company acquired International Digital Telecommunications Systems, Inc. ("IDTS"), for $150,000 and 50,000 shares of stock, which were retained by the Company in order to secure representations and warranties and covenants of IDTS and IDTS shareholders and will be subject to offset against claims against IDTS. IDTS is a facilities based long distance carrier of voice, data and other types of telecommunications in the Miami, Florida market. On October 1, 1998, the Company acquired Rent-A-Line Telephone Company, LLC, in a stock transaction for rights to purchase 625,000 shares at prices that range from $0.01 to $0.63 until December 31, 2000. The rights have been valued at a weighted average price of $0.44 per share. Rent-A-Line is a reseller of prepaid local telephone service. All of these transactions were accounted for as purchases and were not considered to be significant business combinations. Accordingly, no pro forma information is presented.

4.     LONG-TERM  OBLIGATIONS

     Obligations  consist  of  the  following:

                                                                              DECEMBER 31,   DECEMBER 31,
                                                                                  1998           1997
----------------------------------------------------------------------------------------------------------
18% Convertible Debentures due October 1, 2002                                $   1,180,000  $   1,180,000
Financing Lease Obligation, net of discount
 of $306,672 and $429,308 as of December 31, 1998
 and 1997, respectively                                                           2,230,029      1,739,722
12% Senior Subordinated Notes due December
 2000, net of discount of $39,722 and $69,722
 as of December 31, 1998 and 1997, respectively                                     690,278        660,278
Notes Payable and other                                                           2,458,584        886,111
Lines of Credit:
   Due November, 1998                                                               400,000        485,000
   Due January, 1999                                                                600,000              0
Loans from stockholders                                                             670,000        520,000
Bridge Loans due April, 1999 net of discount of
 $104,500 at December 31, 1998                                                    1,895,500              0
Capital Lease Obligations                                                         6,171,720              0
----------------------------------------------------------------------------------------------------------
                                                                                 16,296,111      5,471,111
Less current portion                                                              6,671,360      1,522,250
----------------------------------------------------------------------------------------------------------
Long-term obligations                                                         $   9,624,751  $   3,948,861
                                                                              -------------  -------------

     During the last quarter of 1998, the Company entered into two promissory notes totaling $2,000,000, which earn interest at 10% and are due in April 1999. In conjunction with these notes, the Company issued 760,000 warrants to purchase common stock at $1.00 per share for three years. The fair market value of these warrants was estimated to be $129,200, which has been recorded as additional paid in capital and a discount on the notes to be amortized over the term of the notes. These notes are secured by a blanket interest in all personal property in which the Company has an interest as well as shares of Company stock owned by officers of the Company. On March 8, 1999, one of the notes for $1,000,000 was refinanced with a $5,000,000 promissory note (see Note 14). The Company undertook these short-term obligations in order to fund operations and network requirements in advance of a private placement of $30,000,000 of the Company's convertible preferred stock which is expected to close early in the second quarter of 1999.

     During 1998, the Company entered into a Receivable Purchase Facility Agreement, which enables it to sell its receivables to the purchaser, up to the maximum facility amount of $600,000. Receivables are sold at 60% of book value with the additional 40% representing collateral until the receivables are paid, repurchased or substituted with other receivables, at which time the 40% is returned to the Company. Interest accrues on the purchase amount at a rate of prime (8.25% at December 31, 1998) plus 2%, per annum, until the receivables are paid, repurchased or substituted. As of the date of this report, the Company has received $600,000 for receivables sold under this facility.

     During 1998, the Company issued a $750,000 Promissory Note to a member of the Company's Board of Directors (Note 12), which is non-interest bearing and matures June 1, 1999. In conjunction with the promissory note, the Company issued 545,455 warrants to purchase common stock at $1.375 for a period of one year from issuance. The fair market value of these warrants was estimated to be $114,069, which has been recorded as additional paid in capital and a discount on the note to be amortized over the term of the note. This note is unsecured.

     Also during 1998, the Company reached a settlement with Sprint over its disputed trade payable. The settlement agreement obligated the Company to pay Sprint $1,000,000, $100,000 of which was paid at the time of settlement. The remaining $900,000 was converted into a non-interest bearing promissory note, under which the Company is obligated to pay $50,000 per month for 18 months. At December 31, 1998, the remaining $700,000 liability was recorded as follows:
$50,000 in accounts payable, $600,000 in the current portion of notes payable and $50,000 in the long-term portion of notes payable.

     During 1997, the Company entered into a $3,000,000 sale-leaseback facility with regard to certain of its assets included in property and equipment. Through December 31, 1997, $2,222,000 of the facility had been drawn down. During 1998, the remaining $778,000 was used. For accounting purposes, the leases are being accounted for as financing type leases as they do not meet the criteria for sale. The lease term is five years commencing December 1, 1997, February 1, 1998 and December 1, 1998, respectively. Lease payments are due monthly, in arrears. The lease obligations are stated net of discount, which is being amortized over the term of the lease. The leases include options for the Company to repurchase the equipment at the end of the lease term for $100. In conjunction with the lease, a security agreement was signed granting the lessor a security interest in all current and future purchases (for the life of the lease) of plant and equipment, receivables and inventory. Also, in conjunction with the lease, 450,000 shares of common stock were granted to the lessor and its agent. The Company issued a guarantee with regard to these shares stating that it would reimburse the holder of these shares for the difference between $2.33 and the average closing price of the Company's stock for the twenty trading days prior to June 30, 1998. The average closing price for this period was below $2.33 resulting in an approximate $400,000 liability to the Company, which was converted into an unsecured promissory note due June 30, 1999 earning interest at 14%. In conjunction with the promissory note, the holders received 120,000 warrants to purchase common stock at $0.78 for three years. The fair market value of these warrants was estimated to be $25,200, which has been recorded as additional paid in capital and a discount on the notes to be amortized over the term of the notes.

     Also, during 1998, the Company entered into five capital leases for a total value of approximately $6.2 million. The leases range from three to seven years and are payable monthly, in arrears. The Company holds options to purchase the equipment at the end of the lease period for $1.00 with respect to $3.0 million, 10% with respect to $1.0 million, 15% with respect to $0.7 million and fair market value with respect to $1.5 million.

     During 1997, the Company issued, in a private offering, $1,180,000 principal amount 18% Convertible Subordinated Debentures due October 1, 2002. The Debentures are convertible at any time into shares of common stock at a price of $1.20 per share. Interest is payable quarterly at a rate of 18% per annum, in arrears. The debentures were non-callable for a period of one year from issuance and are not secured by any assets of the Company or guaranty.

     During 1995 and 1996, the Company issued, in a private offering, $2,845,000 12% Senior Subordinated Notes due December 31, 2000 with attached warrants which grant the purchasers of the Notes the right to buy 2,244,000 shares of the Company's common stock at $2.25 in 1999 and $2.50 in 2000. As of December 31, 1998, 758,400 of these warrants remained outstanding. Interest is payable quarterly at the rate of 12% per annum, in arrears. The fair market value of the 2,244,000 warrants issued in conjunction with the notes was estimated by the Company to be $345,000 and was recorded as additional paid-in capital and a discount on the notes. The notes are stated net of discount, which is being amortized over the term of the notes. Amortization of this discount is included in the accompanying financial statements as interest expense. The notes are not secured by any assets of the Company or guaranty. During 1997, principal amounts of $2,115,000 of the Senior Subordinated Notes were converted to common stock in the January 1997 private placement.

     The Company has $670,000 in loans from stockholders outstanding at December 31, 1998. Interest rates on the loans range from 10% - 12%. During 1998, the Company issued a promissory note to Peachtree Capital Corporation, a company affiliated with the Chairman of the Board of Directors, and another member of the Company's Board of Directors for $150,000 payable on demand (Note 12). The note was repaid on March 15, 1999. The Company had stockholder loans of $520,000 outstanding at December 31, 1997, all of which remained outstanding at December 31, 1998.

      The Company has established one line of credit with a commercial bank that provides for borrowings up to $500,000. The revolving credit line is secured by marketable securities of an affiliate of a shareholder of the Company and guaranteed by that stockholder. Interest is payable quarterly at the bank's prime rate (8.25% at December 31, 1998) plus 1.5%. The line of credit matured in November 1998, all interest is current and the Company is currently in negotiation with the lender to extend the payment term of the line.

     At December 31, 1998, the Company had other outstanding term notes payable with varying terms and conditions in the total amount of $755,407. The interest rates on these notes range from 6.5% to prime 9.7%, with maturity dates between March 1999 and November 2007. A portion of these notes is secured by the guaranties of shareholders and property of one of the Company's subsidiaries. The portion of the total notes payable, including other notes discussed above, that will become due within the next twelve months amounted to $3,728,062 at December 31, 1998.

          The carrying value of the Notes and Lines of Credit approximated market value at December 31, 1998.

     Scheduled maturities of long-term obligations including capital and financing leases are as follows for years ended December 31:

                      Notes &     Lease
                       Debt     Obligations     Total
1999                5,678,864    2,115,753    7,794,617
2000                1,011,260    2,970,228    3,981,488
2001                   43,489    3,592,823    3,636,312
2002                1,183,317    1,470,031    2,653,348
2003                    3,646      660,012      663,658
Thereafter            353,425            -      353,425
                  ------------  -----------  -----------
Sub-total           8,274,001   10,808,847   19,082,848
Interest Portion            -   (2,111,277)  (2,111,277)
Discounts            (368,788)    (306,672)    (675,460)
                  ------------  -----------  -----------
Total               7,905,213    8,390,898   16,296,111

5.     OTHER  INCOME

     Since mid-1996, a subsidiary has been negotiating with Sprint Communications L.P. ("Sprint") to resolve a dispute involving Sprint's past services to the subsidiary. The Company had accrued the entire amount which Sprint claimed. During 1997, OCI reached an agreement in principal with Sprint to pay $100,000 down and $50,000 per month for 18 months for a total of $1,000,000 with release of all claims regarding the remaining balance. As of December 31, 1997, the disputed balance was recorded as a deferred settlement gain on the Company's balance sheet. A definitive settlement agreement was signed during the second quarter of 1998, at which time payments commenced and the Company recognized the deferred settlement gain of $2,757,132 in other income and cost of services. This is offset by approximately $232,000 for legal fees and settlement of a lawsuit with the Company's former President over certain agreements, including an Executive Employment Agreement.

6.     MINORITY  INTEREST

     The Company's subsidiary, Telecommute Solutions, Inc. ("TCS"), completed a private placement of 2,000 shares of its $1.00 par value Series A Preferred Stock. The Preferred Stock is convertible at any time on or prior to the third anniversary date of issuance into 2,643 shares of TCS's common stock or 666,667 shares of Company common stock. At the same time, the purchaser also received an option to purchase 2,000 shares of Series B Preferred Stock at any time prior to August 7, 1999. The Series B shares are convertible at any time until August 7, 2001 into 1,057 shares of TCS or 500,000 shares of Company common stock. The Preferred Stock is non-redeemable, non-voting and does not pay dividends. Total proceeds received in the private placement were $2,000,000, which is recorded net of issuance costs of $18,041, as Minority Interest in the accompanying balance sheet.

7.     STOCKHOLDERS'  EQUITY

     The Articles of Incorporation provide for the issuance of 100,000,000 shares of $0.00001 par value Common Stock and 100,000 shares of $0.01 par value preferred stock. All of the preferred stock has been designated as Series A Convertible Preferred Stock by the Board of Directors. There are no shares of Series A outstanding during the periods presented. The $0.00001 Common Stock authorized for issuance represents an increase from 45,000,000 shares authorized as of December 31, 1997. The increase was approved by the Company's shareholders at a meeting on August 31, 1998.

     COMMON  STOCK

     During 1998, the Company issued shares of common stock through various private placement offerings as follows: 9,000,000 shares at $0.50 per share, 850,000 shares at $1.00 per share and 500,000 shares at $1.30 per share for gross proceeds totaling $6,000,000. Additionally, during the year the Company issued 500,000 shares as commission for one of the private placements, 206,250 shares in conjunction with a merger, 31,063 shares for warrant exercises at $0.70 per share and 117,750 shares for option exercises at $1.00 per share. In conjunction with certain of the private placements, warrants to purchase additional shares of common stock were granted to the purchasers. The warrants granted the holders the right to purchase 500,000 shares at $1.25 for a period of two years, 150,000 shares at $1.50 for three years and 600,000 shares for $3.00 for a period of three years.

     During 1997, the Company issued 5,911,664 shares of common stock at $1 per share, or $5,911,664 gross proceeds; 2,115,000 shares of common stock for conversion of senior subordinated debt; 937,865 shares of common stock for conversion of shareholder loans; 319,468 shares of common stock for conversion of other accrued liabilities; and 400,000 shares of common stock to an agent in conjunction with securing licenses to operate in two Latin American countries. All of the preceding conversions of stock for liabilities were executed at a rate of $1 of the related liability for $1 of common stock. Also, during 1997, the Company issued 2,000,000 shares of common stock for conversion of the $1,000,000 par value subordinated debenture issued to offshore investors at a rate of $.50 per share. In conjunction with the issuance of these shares, holders were granted 2,000,000 warrants to purchase the Company's common stock at $1.50 per share. In conjunction with the placement of the subordinated debenture, the Company issued 200,000 shares to the placement agent in an offshore market. In conjunction with the January 1997 private placement, certain major stockholders returned 2,500,000 shares of common stock to the Company for no consideration and such shares were retired.

     COMMON  STOCK  WARRANTS

     At December 31, 1998, the Company had outstanding warrants that gave the holders the right to purchase a total of 7,352,023 shares of common stock at prices ranging from $0.70 to $4.00 per share as summarized in the table below.

Number of  Exercise   Remaining Weighted
Shares       Price       Average Life
1,831,568  $    0.70           1.1 years
2,920,000  $    1.00           1.9 years
500,000    $    1.25           1.5 years
545,454    $    1.37           1.4 years
590,000    $    1.50           5.0 years
150,000    $    2.50           2.7 years
795,000    $    3.00           2.4 years
20,000     $    4.00           2.5 years

          The 2,000,000 warrants at $1.00 per share were issued in conjunction with the common stock issued to offshore investors pursuant to the conversion of the convertible debenture. The Company retains the right to require exercise of these warrants since the criteria that the stock price trade above $1.75 for at least 20 of 30 trading days was met in the third quarter of 1997.

8.     STOCK  OPTION  PLANS

     1995  OPTIONS

     During 1995, the Company granted 1,250,000 stock options to certain key employees and directors. The director shares were subsequently changed to be issued under the Non-employee Director Stock Option Plan ("NEDSOP"). The exercise price of the stock options granted to the employees and directors is $0.70 per share, the estimated fair market value of the Company's common stock at the date of grant. Options generally vest ratably over four years and expire five years after becoming fully vested. As of December 31, 1998, 250,000 non-NEDSOP issued in 1995 were still outstanding, of which, 190,000 were exercisable.

     STOCK  OPTION  PLANS

     The Company has established three stock option plans: Long-Term Stock Option Plan ("LTSOP"), the Incentive Stock Option Plan ("ISOP"), and the NEDSOP (collectively, the "Plans"); 3.0 million, 5.0 million and 2.0 million shares of Common Stock are authorized for issuance in each plan, respectively. The shares authorized for issuance were increased to their current amounts from 500,000 each at December 31, 1997 by shareholder approval at the special meeting held August 31, 1998. Options are exercisable at the fair market value of the Common Stock (as determined by the Board of Directors) on the date of grant. Options generally vest ratably over four years and expire seven years after date of grant. The plans contain various provisions pertaining to accelerated vesting in the event of significant corporate changes. The following table summarizes the status of the Plans as of December 31, 1998:

                                LTSOP       ISOP     NEDSOP
Balance at December 31, 1996   260,002     392,000   400,000
Granted                        464,000   1,380,964   200,000
Forfeited                     (120,002)   (376,500)        0
Exercised                            0           0         0
Balance at December 31, 1997   604,000   1,396,464   600,000
Granted                              0     755,000         0
Forfeited                            0    (603,250)        0
Exercised                     (114,000)     (3,750)        0
Balance at December 31, 1998   490,000   1,544,464   600,000
Exercisable                    446,668     812,048   325,000

     In addition to the amounts under the above plans, the Company had 80,000 options outstanding as of December 31, 1998 at a price of $6.00 per share, which vest ratably over three years.

     The exercise price of the stock options granted to the employees is equal to the estimated fair market value of the Company's common stock at the date of grant. During the first quarter of 1998, the Company re-established the exercise price of all existing employees options granted under the ISOP, with a strike price greater than $1.00, at $1.00 per share, which was the fair market value on the date of re-pricing.

     STATEMENT  OF  FINANCIAL  ACCOUNTING  STANDARDS  NO.  123

     The Company accounts for its stock-based compensation related to the Plans under APB 25; accordingly, no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. For SFAS 123 pro forma purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                            1998        1997
                         ----------  ----------
Risk-free interest rate       5.00%       5.70%
Expected dividend yield          0           0
Expected lives           5.0 years   5.0 years
Expected volatility             80%         64%

     Using these assumptions, the fair value of the stock options granted in 1998 and 1997 is $685,023 and $1,274,520, respectively, which would be amortized as compensation expense over the vesting period of the options. The 1997 fair value of stock options granted was calculated using the revised price of $1 per share. Had compensation cost been determined consistent with the provisions of SFAS 123, the Company's net loss and pro forma net loss per share for 1998 and 1997 would have been as follows :

                          1998          1997
Net loss:
As reported          ($9,147,482)  ($11,975,858)
Pro forma            ($9,691,957)  ($12,421,433)
Net loss per share:
As reported               ($0.22)        ($0.39)
Pro forma                 ($0.23)        ($0.40)

      There were no issues prior to January 1, 1995 and the resulting pro forma compensation cost may not be representative of that expected in future years.

     A summary of the status of the Company's Stock Plans at December 31, 1997 and 1998 and changes during the years ended December 31, 1997 and 1998 is presented in the following table:

                                                  Weighted
                                   Number of       Average
                                    Shares     Exercise Price
                                  -----------  ---------------
Outstanding at December 31, 1996   2,432,002   $          1.27
Granted                            2,049,964              1.06
Forfeited                         (1,551,502)             1.05
Exercised                                  0              0.00
Outstanding at December 31, 1997   2,930,464   $          1.22
Granted                              755,000              1.26
Forfeited                           (603,250)             1.06
Exercised                           (117,750)             1.00
Outstanding at December 31, 1998   2,964,464   $          1.27

     The following table summarizes, as of December 31, 1998, the number of options outstanding, the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant:

                                                    Weighted
                                                    Average
       Number of    Exercise       Weighted        Remaining
Grant   Shares    Price Range   Average Price   Contractual Life
1998     687,000  $ 1.00-$2.00  $         1.28         6.0 years
1997   1,024,000  $ 1.00-$1.25  $         1.05         5.2 years
1996     703,464  $ 1.00-$7.00  $         2.03         3.9 years
1995     550,000  $       0.70  $         0.70         2.4 years

     Total stock options exercisable at December 31, 1998 were 1,773,716 at a weighted average exercise price of $1.20.

     TELECOMMUTE  SOLUTIONS  STOCK  OPTION  PLAN

     During 1998, the Company's subsidiary Telecommute Solutions established a stock option plan, the Telecommute Solutions Stock Option Plan ("TCS Plan"). The number of shares authorized for issuance under the TCS Plan is 600,000. Options are exercisable at the fair market value of the Common Stock (as determined by the Board of Directors of Telecommute Solutions) on the date of grant. Options generally vest ratably over three years and expire seven years after date of grant. The plans contain various provisions pertaining to accelerated vesting in the event of significant corporate changes. During 1998, options to purchase 547,900 were granted at an exercise price of $1.51 per share. As of December 31, 1998, all options granted were outstanding and none were exercisable. Using the assumptions below, the fair value of the stock options granted in 1998 was $627,466, which would be amortized as compensation expense over the vesting period of the options; thereby, increasing the historical net loss by approximately $209,000.

 .                           1998
                         ---------
Risk-free interest rate      5.00%
Expected dividend yield         0
Expected lives           7.0 years
Expected volatility            80%

9.     NONRECURRING  CHARGE

     In March 1996, the Company purchased PDS (Note 3), which engaged in the business of providing computer network integration. During 1997, in an effort to narrow the scope of the Company's product offering and to focus resources on its core competencies, the Company decided to exit the computer network integration business. As a result, the assets related to PDS, including approximately $1,889,000 of goodwill and other intangibles, and $250,000 of hardware and software inventory, were written off and approximately $80,000 in severance and other related costs were accrued. The associated charges to operations are included in the nonrecurring charge to operations.

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

10.  INCOME  TAXES

         The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate:

                                          YEARS ENDED
                                          DECEMBER 31,
                                          1998      1997
Statutory federal tax benefit            (34)%     (34)%
Increase (decrease) in tax benefit
 resulting from --
   State taxes, net of Federal benefit    (3)       (3)
   Nonrecurring charges                    0         6
   Goodwill amortization                   7         5
   Other                                   1         1
   Valuation Allowance                    29        25
                                         ---       ---
Actual income tax benefit                  0%        0%
                                         ---       ---
                                         ---       ---

     The sources of differences between the financial accounting and tax bases of assets and liabilities which gave rise to the net deferred tax asset are as follows:

                                             December 31,      December 31,
                                                 1998              1997
                                             ------------------------------
  Deferred assets:
         Net operating loss carryforwards     $8,166,000       $4,662,000
         Unearned Revenue                        964,000          624,000
         Accrued expenses                        385,000        1,244,000
         Accounts Receivable                     333,000          422,000
         Other                                    97,000          106,000
                                             ------------      -----------
                                               9,945,000        7,058,000
                                             ------------      -----------
  Deferred liabilities
        Depreciation                            (405,000)        (236,000)
                                             ------------      -----------

  Net Deferred Tax Asset Before Valuation
  Allowance                                    9,540,000        6,822,000
  Valuation Allowance                         (9,540,000)      (6,822,000)
                                             ------------      -----------
  Net Deferred Tax Asset                     $         0       $        0
                                             ============      ===========

     The Tax Reform Act of 1986 provided for certain limitations on the utilization of net operating loss carryforwards ("NOLs") if certain events occur, such as a 50% change in ownership. The Company has had changes in ownership and accordingly, the Company's ability to utilize the carryforwards is limited. Also, the NOLs used to affect any taxes calculated as alternative minimum tax could be significantly less than the regular tax NOLs. The NOLs will be utilized to offset taxable income generated in future years, subject to the applicable limitations and their expiration between 2006 and 2018. Since it currently cannot be determined that it is not more likely than not that the net deferred tax assets resulting from the NOLs and other temporary items will be realized, a valuation allowance for the full amount of the net deferred tax asset has been provided in the accompanying consolidated financial statements.

11.  COMMITMENTS  AND  CONTINGENCIES

     LEASES

     During 1998, the Company entered into approximately $6.2 million in capital leases related to the acquisition of machinery and equipment, see Note 4 for a discussion of the transactions as well as a table of future minimum lease payments related to the leases. Lease expenses primarily relate to the lease of office space and equipment and include leases with affiliates. Rents charged to expense were approximately $832,000 and $680,000 for the years ended December 31, 1998 and 1997, respectively.

     At December 31, 1998, future minimum lease payments under non-cancelable operating leases with initial remaining terms of more than one year are as follows for the years ended December 31:

             1999                $1,155,653
             2000                   876,015
             2001                   463,791
             2002                   206,344
             2003  &  Thereafter    768,914
                                 ----------
                Total            $3,470,717
                                 ==========

     During 1997, the Company entered into an agreement to sublease the office space formerly utilized by Worldlink at a price equal to the scheduled lease payments ($8,369 per month) exclusive of the escalation provisions of the original lease. During 1998, the Company entered into an agreement to sublease a portion of its office space in Atlanta for an amount equal to its current lease payment ($6,021 per month).

     During 1998, the Company entered into approximately $6.2 million in capital leases related to the acquisition of machinery and equipment, see Note 4 for a discussion of the transactions as well as a table of future minimum lease payments related to the leases.

     LITIGATION

     The Company is subject to litigation related to matters arising in the normal course of business. Management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the results of operations or liquidity.

12.     TRANSACTIONS  WITH  AFFILIATES

     During 1998, the Company entered into various equity and debt private placements with officers and directors. During the first quarter, the Chairman of the Board of Directors and another Director, purchased 3,400,000 and 600,000 shares of stock for $1,700,000 and $300,000, respectively. During the second quarter, the Company issued a promissory note to a Director for $750,000, which is non-interest bearing and matures June 1, 1999. In conjunction with the promissory note, the Company issued 545,455 warrants to purchase common stock at $1.375 for a period of one year from issuance. During the third quarter, the Company issued a promissory note to Peachtree Capital Corporation, a company affiliated with the Chairman, and a Director, for $150,000 payable on demand. The note was repaid on March 15, 1999. During the fourth quarter, the Company issued a $1 million promissory note to Cordova Capital Partners LP - Enhanced Appreciation, which is an entity affiliated with a Director. In conjunction with the notes, the Company issued 380,000 warrants to purchase common stock at $1.00 per share.

     During 1998, the Chairman of the Company's Board of Directors and its Chief Financial Officer pledged shares of their Company common stock as collateral for the $2.0 million bridge loans entered into during the fourth quarter. Also during the year, the Company provided loans to certain of its officers and key employees in the amount of $215,337.

     The Company had a consulting agreement with Charter Trading Corporation ("CTC"), an unaffiliated company whose president and principal stockholder is a former director. The Company compensated CTC $100,000 per annum for consulting services through December 31, 1997.

     As discussed in Note 4, the Company's lines of credit and certain notes payable have been guaranteed by a stockholder, the Chairman of the Company's Board of Directors and its Chief Financial Officer. 100,000, 30,000, and 30,000 warrants to purchase shares of Common Stock at $1 per share have been granted to this group and individuals, respectively.

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

     Accounts payable-affiliate at December 31, 1998, represents payables to the Company's President for the unpaid portion of the Pointe Communications Corporation acquisition price.

13.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

     The following table summarizes the Company's quarterly results of operations for 1998 and 1997:

1998 Quarters              FIRST      SECOND         THIRD       FOURTH
Revenues               $4,098,866   $5,275,304   $ 9,008,987   $9,237,045
Operating Loss         (2,061,633)  (1,360,892)   (1,521,831)  (4,067,121)
Net Loss               (2,322,700)       7,975    (1,835,418)  (4,997,339)
Net Loss Per Share         ($0.06)  $     0.00        ($0.04)      ($0.11)

1997 Quarters              FIRST       SECOND       THIRD       FOURTH
Revenues               $2,749,355   $3,321,055   $3,197,172   $3,683,840
Operating Loss         (2,156,847)  (1,778,036)  (1,516,171)  (5,802,095)
Net Loss               (2,540,621)  (1,857,555)  (1,405,009)  (6,172,673)
Net Loss Per Share         ($0.09)      ($0.06)      ($0.04)      ($0.18)

14.     SUBSEQUENT  EVENTS

     Subsequent to year end, the Company entered into short-term bridge loans of $2.0 million, $2.0 million and $5.0 million, due May, June and July 1999 respectively, and redeemed a $1.0 million bridge loan outstanding at December 31, 1998. In conjunction with the loans, the Company issued 760,000, 760,000 and 5.0 million warrants to purchase common stock at $1.00 for 3 years, 3 years and 8 months from issuance, respectively. These notes are secured by a blanket interest in all personal property in which the Company has an interest as well as shares of Company stock owned by officers of the Company. The first $2.0 million loan was issued to a Company affiliated with the Chairman of the Company.

     Also, subsequent to year end, the Company obtained letters of intent from investors to purchase $30 million of the Conpany's convertible preferred stock in a private offering. The Company anticipates completion of this offering early in the second quarter of 1999. A portion of the proceeds from the offering will be used to repay the interim borrowings. Additionally, the Company entered into a capital lease facility with a major equipment vendor to purchase $25.0 million of equipment and to provide a $3.0 million working capital line of credit.

     REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS  AS  TO  SCHEDULE


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of POINTE COMMUNICATIONS CORPORATION and its subsidiaries as of and for the year ended December 31, 1998 included in this Form 10-KSB and have issued our report thereon dated March 31, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management, and is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                        ARTHUR  ANDERSEN  LLP
                                        Atlanta,  Georgia
                                        March  31,  1999

                  POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                   SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



            Column A                   Column B   Column C     Column D     Column E
------------------------------------  ----------  ---------  ------------  ----------
                                      Balance at             Write-offs,   Balance at
                                      Beginning                 Net of       End of
         Classification               of Period   Additions   Recoveries     Period
------------------------------------  ----------  ---------  ------------  ----------

For the Year Ended December 31, 1998
Allowance for Doubtful Accounts          650,000    883,462     (633,462)     900,000
Allowance for Obsolete Inventory         320,000          0      (13,000)     307,000
                                      ----------  ---------  ------------  ----------
                                         970,000    883,462     (646,462)   1,207,000
                                      ----------  ---------  ------------  ----------



For the Year Ended December 31, 1997
Allowance for Doubtful Accounts          435,000    715,737     (507,737)     650,000
Allowance for Obsolete Inventory          70,000    250,000            0      320,000
                                      ----------  ---------  ------------  ----------

                                         505,000    965,737     (507,737)     970,000
                                      ----------  ---------  ------------  ----------