Form 10KSB/A
period 1998-12-31
POINTE COMMUNICATIONS CORP
filed 1999-04-30
CIK 842305

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


                             POINTE COMMUNICATION CORPORATION
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


     The number of shares of the issuer's common stock outstanding on April 13, 1999 was 45,339,839

     This Form 10-KSB/A amends the Form 10-KSB filed with the Commission on April 15, 1999, pursuant to the filing requirements under Rule 12b-15 promulgated under the Securities Exchange Act, as amended to add the information required in Items 9-12 of Part III thereof.

                                    PART III

ITEM  9.          DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT.

     The following table lists the name and age of each director and executive officer of the Company, as well as those persons expected to make a significant contribution to the Company during 1999. Each director has been elected to serve until the next annual meeting of stockholders.


Name                  Age    Position
----                  -----  ---------
Stephen E. Raville       51  Chairman of the Board, Chief Executive Officer
Gary D. Morgan           42  President and Chief Operating Officer
Patrick E. Delaney       45  Director, Chief Financial Officer
Stephen L. Schilling     35  President of Telecommute Solutions, Inc.
John F. Nort             50  Vice President and GM of Prepaid Solutions division
William C. Comee         59  Vice President, Business Dev. and Former Director
William P. O'Reilly      53  Director
F. Scott Yeager          47  Director
Gerald F. Schmidt        58  Director
James H. Dorsey          39  Director



     STEPHEN E. RAVILLE. Mr. Raville has been a director of the Company since December 14, 1995, Chairman since January 28, 1997 and Chief Executive Officer since September 12, 1997. Mr. Raville has been President of First Southeastern Corp., a private investment company, since it was formed shortly after Mr. Raville's departure from Advanced Telecommunications Corporation ("ATC") where he served as Chairman of the Board and Chief Executive Officer. Prior to the merger of ATC and Atlanta based TA Communications, Mr. Raville served as a President of TA Communications. Additionally, he was a partner in the Atlanta law firm of Hurt, Richardson, Garner, Todd & Cadenhead. Mr. Raville currently serves on the Board of numerous private concerns.

     GARY D. MORGAN. Mr. Morgan joined the Company in July 1998 as President and Chief Operating Officer. Mr. Morgan has 22 years of experience in the telecommunications industry. For the past 19 years he has held various senior level positions with Lucent Technologies, Siemens and Nortel. He has a broad background in marketing and operating large public communications networks, with such companies as Bell Atlantic, SBC, US West and BellSouth. Mr. Morgan has served as a trustee for many cultural and non-profit organizations. He holds a Bachelor of Science in Business Administration from Western Carolina University.

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

     STEPHEN L. SCHILLING. Mr. Schilling joined the Company as Chief Operating Officer on December 1, 1996. On March 1, 1998, Mr. Schilling became President of Telecommute Solutions, Inc., the Company's subsidiary that provides telecommuting services to corporate customers. Mr. Schilling has over 12 years of experience in the telecommunications industry. Most recently, Mr. Schilling was Senior Vice President of Business Development and Operations for GE Capital-ResCom (GECR) where, in addition to general operating responsibilities, he oversaw strategic development in the areas of product development, technology direction, and internal process engineering. While at GECR, Mr. Schilling also established several strategic business relationships with various Bell organizations. Previously, Mr. Schilling had been with MFS/RealCom, where he held several positions, most recently as Division Vice President/General Manager. In that position, he was responsible for overall growth and direction of MFS/RealCom's South Division including sales, marketing, operations and business development. Prior to MFS/RealCom, Mr. Schilling held various positions at National Data Corporation and US Sprint Communications, Inc.

     JOHN F. NORT. Mr. Nort is currently Vice President and General Manager of the Prepaid Communications Solutions division of the Company. The founder of WorldLink Communications in 1992, Mr. Nort sold his company to Pointe in 1996 and is responsible for the worldwide sales and marketing of Pre-Paid Telephone Cards and Services. Mr. Nort founded National Telephone Company, which was sold during 1998 and was a director/owner of Rent-A-Line Telephone Company, until it was acquired by the Company.

     WILLIAM C. COMEE. Mr. Comee served as a director from September 21, 1995, until his resignation on February 28, 1997. Prior to his election as Vice President of Business Development in June 1998, Mr. Comee served the Company as Vice President in charge of International Operations and in a consulting capacity prior to that. Mr. Comee was primarily responsible for obtaining the Company's agreement with INTEL, the Panamanian telephone company. Additionally, Mr. Comee is the founder and President of Charter Trading Corporation ("CTC"), which has extensive experience in operating U.S. Government and commercial communication systems overseas. Mr. Comee retired from the U.S. Army as a Colonel in May 1987. He was Director of Operations, U.S. SouthCom, and responsible for all U.S. Military activities in Latin America. He also served as Commander of all U.S. Operational Forces in Central America. CTC currently provides operation and maintenance services for the U.S. Government Central American Regional Communications Systems. Additionally, CTC is employed by the U.S. Government in several classified contracts.

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

     F. SCOTT YEAGER. Mr. Yeager has been a director since February 26, 1996. Mr. Yeager has extensive experience in the communications industry and has founded both Network Communications Inc., a company created to install, own and operate a fiber optic network in Houston, Texas to compete with Southwestern Bell Telephone Company, and YSA Inc., a systems integrator of fiber optic components, including cable connectors, test equipment and multiplexers. In 1989, following the purchase of Network Communications Inc., by MFS, Mr. Yeager became City Director of MFS of Houston, Inc. In 1991, he developed the concept of high speed data-networking over the MFS fiber infrastructure. In 1992, he became Vice President of Sales and Distribution of MFS Datanet, Inc., where he developed the sales organization and marketing approach of MFS Datanet. Mr. Yeager most recently served as Vice President of Business Development of MFS Global Services, Inc. Currently, Mr. Yeager is independently employed as a telecommunications industry consultant.

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

     JAMES H. DORSEY. Mr. Dorsey is currently the founder and CEO of Boom, Inc., with offices in New York City and Florida. This new venture, aimed at the Baby Boomer Generation, is a discount membership club set up as a multimedia company, comprised of a TV show, a Web Site and a magazine. In addition, Mr. Dorsey is the founder and President of three Florida based companies: Landmark Design Custom Builders, LLC, Dorsey Realty Investments, LLC, and Dorsey Investments Properties, LLC, all headquartered in Delray Beach, Florida. The three companies buy and develop properties in Miami Beach, Colorado and Jackson Hole, Wyoming, concentrating in new construction as well as renovation. In 1989, Mr. Dorsey founded American Hydro-Surgical Instruments, Inc., also in Delray Beach, and served as President, CEO and Chairman of the Board for the next six years. Begun with the design for a single product for the growing field of laparoscopic surgery, the company recorded sales of 20 million dollars in 1995 and had 175 employees including a national sales force and approximately 200 products. Mr. Dorsey was awarded 14 patents for surgical products issued in his name. In 1995, the company was merged with CR Bard, a leader in the pharmaceutical industry. Mr. Dorsey served as a full time medical consultant for CR Bard for a year, and since then has been retained as a patent and product consultant. From 1989 to 1992, Mr. Dorsey also served as President and CEO of Sigmatec Medical Inc., in Delray Beach, a com pany he founded to serve South Florida as a sales organization for American Hydro Surgical Instruments, Inc. With sales of 3.5 million, Sigmatec was merged with American Hydro Surgical Instruments in 1992.

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

     In the Company's Proxy Statement issued in August 1998, the Company reported the following transactions as having been reported late but in fact they were not filed. In August of 1997, William P. O'Reilly and Gerald F. Schmidt were issued 83,333 and 41,667 shares of convertible debentures. In December 1996, Mr. Schilling was issued an option to purchase 250,000 shares of common stock, vesting 25% on each one year anniversary date of issuance and in May 1997 10,000 shares were received from an affiliate of the Company. In June 1998, James H. Dorsey III was issued warrants to purchase 545,455 shares of the Company's common stock. To the Company's knowledge Forms 4 have not yet been filed reporting such transitions.

     In March 1998, Mr. Nort received options to purchase 150,000 shares of common stock, which options vested immediately upon grant. In July 1998, Mr. Nort purchased 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock in a private offering. To the Company's knowledge, Forms 4 reporting these issuances have not been filed.

     In July 1998, Mr. Morgan received warrants to purchase 590,000 shares of Common Stock in conjunction with the Company's acquisition of Pointe Communications Corp., a Delaware company. To the Company's knowledge, a Form 4 reporting this issuance has not been filed.

     In December 1998, Cordova Capital Partners, L.P. - Enhanced Appreciation received warrants to purchase 380,000 shares of Common Stock in conjunction with a promissory note. To the Company's knowledge, a Form 4 reporting this issuance has not


ITEM  10.    EXECUTIVE  COMPENSATION.

     The following table summarizes the compensation paid by the Company to its Chief Executive Officer and all the executive officers of the Company whose salary and bonus from the Company for services rendered during 1998 exceeded
$100,000. Information is not included for any persons not serving as an executive officer of the Company as of December 31, 1998.
[/R]

                           SUMMARY COMPENSATION TABLE


                                       Annual Compensation                     Long-Term Compensation
                                      ----------------------            -----------------------------------
                                                                               Awards             Payouts
                                                                        ----------------------  -----------

                                                                       Restricted   Securities
Name and Principal                                        Other Annual   Stock      Underlying     LTIP
     Position                   Year    Salary     Bonus  Compensation   Awards    Options/SARs   Payouts
------------------              ----  -----------  -----  ------------  ---------  ------------  ----------
Stephen E. Raville
  Chief Executive Officer       1998  $ 10,000
                                1997  $      0

Gary D. Morgan                  1998  $  5,000
  President and Chief
  Operating Officer

Patrick E. Delaney              1998  $ 81,995(4)
  Chief Financial Officer       1997  $100,000

John F. Nort                    1998  $100,000                                     150,000(3)
  General Manager - Prepaid     1997  $100,000
   Calling Card Division

Stephen L. Schilling            1998  $117,538                                     150,000(2)
  President                     1997  $100,000                                     250,000(2)
  Telecommute Solutions

William C. Comee                1998  $      0
  Vice President                1997  $100,000(1)
  International Division        1996  $100,000(1)

(1) Charter Trading Corporation, a company of which Mr. Comee is President and principal stockholder, entered into a consulting agreement with the Company under which the Company was obligated to pay $100,000 per annum. The agreement expired on December 31, 1997.

(2) During 1998, Mr. Schilling was granted 150,000 options to purchase common stock in Telecommute Solutions, Inc. ("TCS"). Such option represents 25% of the options granted to employees to purchase TCS common stock during 1998. As of December 31, 1998, none of the options had vested and the value of the unvested options was estimated at $172,500. During 1997, Mr. Schilling was granted 250,000 options to purchase the Company's common stock at a price of $1.00 per share, which option expires December 1 , 2003 and vests in four equal annual installments. Such option grant represents 12% of the options granted to all employees during 1997. At December 31, 1998, such option had vested as to 125,000 shares with a value of $64,434 and 125,000 shares with a value of $64,434 were not yet vested.

(3) During 1998, Mr. Nort was granted 150,000 options to purchase the Company's common stock at a price of $1.25 per share, which option expires May 21, 2006 and vested immediately upon issuance. Such option grant represents 20% of the options granted to all employees during 1998. At December 31, 1998, the value of such options was $85,500.

(4) In addition to the salary listed, Mr. Delaney received $19,336 for royalties and $12,500 for personally pledging 1 million shares of common stock as collateral for a $1 million bridge loan entered into by the Company during December 1998.

     No options were granted to the named executives as compensation other than the 150,000 granted to Mr. Nort and 150,000 TCS options granted to Mr. Schilling. The only employment agreement the Company has with executive offices is with Mr. Schilling for a base pay of $140,000 per year and options in TCS earned according to a formula in the agreement which was attached as an exhibit to the Company's 10-KSB filed April 15, 1999.

     The Company has adopted a Nonemployee Director Stock Option Plan pursuant to which 2,000,000 shares of the Company's Common Stock have been reserved for issuance to Nonemployee directors of the Company. Options are granted with an exercise price at fair market value on the date of grant, are exercisable upon the one year anniversary of the date of grant and expire upon the earliest to occur of (i) ten years after the date of grant, (ii) one year after the recipient ceases to be a director of the Company by reason of death or disability, or (iii) three months after the recipient ceases to be a director of the Company for any reason other than death or disability. To date, the Company has granted options to purchase 100,000 shares under the plan to each of the following persons: Stephen E. Raville, William P. O'Reilly, F. Scott Yeager, Jerry Schmidt and James H. Dorsey. The options vest in 25,000 share increments on each one year anniversary date of election to the board of directors. As of December 31, 1998, Messrs. Raville and O'Reilly were vested in 75,000 options, Mr. Yeager was vested in 50,000 options, and Messrs. Schmidt and Dorsey were vested in 25,000 options.


ITEM  11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth, as of March 31, 1999, information regarding the ownership of Common Stock of the company owned by (i) each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by the Company to own beneficially more than 5% of the Common Stock; (ii) each director of the Company, (iii) each of the named executive officers and
(iv)  all  officers  and  directors  of  the  Company  as  a  group.

                                           March  31,  1999
                                     ---------------------------
Beneficial Owners                       Number       % of Total
-----------------                    --------------  -----------
DIRECTORS AND EXECUTIVE OFFICERS
William C. Comee                      1,038,991(1)         1.6%
Patrick E. Delaney                    2,786,423(2)         4.4%
Gary D. Morgan                          590,000(3)           *
William P. O'Reilly                     574,846(4)           *
F. Scott Yeager                         255,000(5)           *
Stephen E. Raville                    7,618,965(6)        11.9%
Gerald F. Schmidt                     3,471,667(7)         5.4%
John F. Nort                            812,387(8)         1.3%
Stephen L. Schilling                    235,000(9)           *
James H. Dorsey                       1,267,955(10)        2.0%

EXECUTIVE OFFICERS AND DIRECTORS
  AS A GROUP:                        18,651,234           29.2%

BENEFICIAL OWNER OF 5% OF THE
  COMMON STOCK
  Zephyr International Limited        6,490,719           10.1%

The business address for each of the above persons is 2839 Paces Ferry Road, Suite 500, Atlanta, Georgia 30339.
(1) Includes 400,000 shares owned by spouse and 25,000 owned by child, the ownership of which is disclaimed, and warrants to purchase 32,000 shares at $2.25 per share.
(2) Includes 72,423 shares owned by family members, the ownership of which is disclaimed; and warrants to purchase 30,000 shares at $1.00 per share.
(3)  Includes warrants to purchase 590,000 shares at $1.50 per share.
(4) Includes the vested portion of Nonemployee Director option 75,000 shares at $0.70, and 83,333 shares subject to a convertible debenture at a conversion price of $1.20 per share.
(5) Includes 9,000 shares owned by minor children, the ownership of which is disclaimed, and the vested portion of Nonemployee Director option of 75,000 shares at $0.70 per share.
(6) Includes 6,489,798 shares of the Company which are owned by the Star Insurance Company ("Star"). On May 12, 1998, the shares were sold to Star by the Raville 1994 Family Limited Partnership of which Mr. Raville is the Managing General Partner. Mr. Raville disclaims ownership of these shares but retains full power to vote these shares. Also includes the vested portion Nonemployee Director option of 75,000 shares at $0.70 per share; warrants to purchase 30,000 shares at $1.00 per share; warrants to purchase 97,500 shares at $3.00 per share; warrants to purchase 760,000 shares at $1.00 per share; and 166,667 shares subject to a convertible debenture at a conversion price of $1.20 per share.
(7) Includes 3,000,000 shares owned by Cordova Capital Partners LP Enhanced Appreciation, an investment Limited Partnership of which Cordova Capital is general partner, the ownership of shares is disclaimed; warrants held by Cordova Capital Partners LP Enhanced Appreciation to purchase 380,000 shares at $1.00 per share, the ownership of shares is disclaimed; the vested portion of Nonemployee Director option of 50,000 shares at $1.00 per share; and 41,667 shares subject to a convertible debenture at a conversion price of $1.20 per share.
(8) Includes Employee Incentive Stock options to purchase 150,000 shares at $1.25 per share; warrants to purchase 100,000 shares at $3.00 per share; and 77,243 shares subject to the right to convert a promissory note at $0.49 per share.
(9) Includes vested portion of Employee Incentive Stock options to purchase 125,000 shares at $1.00 per share.
(10) Includes the vested portion of Nonemployee Director option to purchase 25,000 shares at $1.00 per share; warrants to purchase 97,500 shares at $3.00 per share; and warrants to purchase 545,455 shares at 1.375 per share.



ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

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

     During the third quarter, the Company issued a promissory note to Peachtree Capital Corporation, a company affiliated with the Chairman, and a Director, for $150,000 payable on demand. The note was repaid on March 15, 1999. Also during the third quarter, an executive officer purchased 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $3.00 per share for gross proceeds of $100,000. During the fourth quarter, the Company issued a $1 million promissory note to Cordova Capital Partners LP - Enhanced Appreciation, which is an entity affiliated with a Director. In conjunction with the notes, the Company issued 380,000 warrants to purchase common stock at $1.00 per share. Also, during the forth quarter, the Company acquired Rent-A-Line Telephone Company LLC ("Rent"), a portion of which was owned by an executive officer at the time of acquisition. The executive officer received the right to convert a $38,150 promissory note, owed by Rent, into 77,243 shares of Common Sto ck as consideration of his ownership of Rent.

     During 1998, the Chairman of the Company's Board of Directors and its Chief Financial Officer pledged shares of their Company common stock as collateral for the $2.0 million bridge loans entered into during the fourth quarter. Also during the year, the Company provided loans to certain of its officers and key employees in the amount of $215,337.

     The Company had a consulting agreement with Charter Trading Corporation ("CTC"), an unaffiliated company whose president and principal stockholder is an executive officer of the Company and a former director. The Company compensated CTC $100,000 per annum for consulting services through December 31, 1997.

     The Company's lines of credit and certain notes payable have been guaranteed by a stockholder, the Chairman of the Company's Board of Directors and its Chief Financial Officer. 100,000, 30,000, and 30,000 warrants to purchase shares of Common Stock at $1 per share have been granted to this group and individuals, respectively in 1997.

     During 1997, the Company entered into a five year operating lease of earth station equipment located in Panama, Costa Rica and Nicaragua. There are two lessors, one of which is a company whose principal shareholder is the Chairman of the Company's Board of Directors, and the other is a director. The lease obligations total approximately $70,000 per annum payable quarterly in arrears. In conjunction with the lease, the Company issued 195,000 warrants, which grant the holders the right to purchase sh ares of the Company's common stock at a price of $3.00 per share. The Company has reflected the fair value of these warrants (computed using the Black-Scholes model) in the accompanying financial statements.

     At December 31, 1998, the Company owed $68,000 to its President for the unpaid portion of the Pointe Communications Corporation acquisition price.

                                 SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

POINTE COMMUNICATIONS CORPORATION

        /s/  STEPHEN  E.  RAVILLE
By:  ---------------------------------------     Date:  April  30,  1999
      STEPHEN  E.  RAVILLE,  CHIEF  EXECUTIVE  OFFICER