Form 10QSB
period 1999-03-31
POINTE COMMUNICATIONS CORP
filed 1999-05-17
CIK 842305

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB


(Mark  One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

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

Yes   X       No
     ---          ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 14, 1999: 45,428,203


Transitional  Small  Business  Disclosure  Format:

Yes           No   X
     ---          ---

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

                                                           March 31,     December 31,
                                                              1999           1998
                                                          ------------  --------------
                                                           (Unaudited)    (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . .  $ 2,872,865   $   1,255,199
Restricted cash. . . . . . . . . . . . . . . . . . . . .      348,900         185,000
Accounts receivable, net of allowance for
  doubtful accounts of $958,894  and $900,000
  at March 31, 1999 and December 31, 1998, respectively.    3,415,385       3,686,153
Accounts receivable-- affiliate, net . . . . . . . . . .      279,995         215,337
Inventory, net . . . . . . . . . . . . . . . . . . . . .    1,243,525         652,187
Prepaid expenses and other . . . . . . . . . . . . . . .      335,701         263,249
                                                          ------------  --------------

  Total current assets . . . . . . . . . . . . . . . . .    8,496,371       6,257,125
                                                          ------------  --------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery. . . . . . . . . . . . . . . . .   15,820,747      14,168,428
Earth station facility . . . . . . . . . . . . . . . . .      988,570         835,527
Software . . . . . . . . . . . . . . . . . . . . . . . .    1,852,065       1,732,700
Furniture and fixtures . . . . . . . . . . . . . . . . .      698,230         578,698
Other. . . . . . . . . . . . . . . . . . . . . . . . . .    1,219,866       1,157,344
                                                          ------------  --------------
                                                           20,579,479      18,472,697
Accumulated depreciation and amortization. . . . . . . .   (4,634,167)     (3,984,392)
                                                          ------------  --------------
  Property and equipment, net. . . . . . . . . . . . . .   15,945,312      14,488,305
                                                          ------------  --------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $1,693,699 and $1,544,360,
  at March 31, 1999 and December 31, 1998, respectively.   17,491,772      17,709,865
Acquired customer bases, net of accumulated
  amortization of $1,061,759 and $969,182
  at March 31, 1999 and December 31, 1998, respectively.      845,700         844,543
Other intangibles, net of accumulated
  amortization of $1,322,079 and $1,184,062
  at March 31, 1999 and December 31, 1998, respectively.    1,721,727       1,848,762
Other. . . . . . . . . . . . . . . . . . . . . . . . . .    1,402,328       1,073,279
                                                          ------------  --------------

  Total other assets . . . . . . . . . . . . . . . . . .   21,461,527      21,476,449
                                                          ------------  --------------

  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $45,903,210   $  42,221,879
                                                          ============  ==============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998

CURRENT LIABILITIES:
Current portion of notes payable . . . . . . . . . . . . .  $ 11,218,938   $  3,728,062
Current portion of lease obligations . . . . . . . . . . .     1,458,240      1,273,298
Lines of credit. . . . . . . . . . . . . . . . . . . . . .       975,000      1,000,000
Loans from stockholders. . . . . . . . . . . . . . . . . .       520,000        670,000
Accounts payable . . . . . . . . . . . . . . . . . . . . .     6,147,361      6,214,952
Accounts payable-- affiliate . . . . . . . . . . . . . . .             -         68,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . .     2,707,885      2,346,622
Unearned revenue . . . . . . . . . . . . . . . . . . . . .     2,135,619      2,928,990
                                                            -------------  -------------
  Total current liabilities. . . . . . . . . . . . . . . .    25,163,044     18,229,924
                                                            -------------  -------------

LONG TERM LIABILITIES:
Capital and financing lease obligations. . . . . . . . . .     6,871,634      7,128,451
Convertible debentures . . . . . . . . . . . . . . . . . .     1,180,000      1,180,000
Senior subordinated notes. . . . . . . . . . . . . . . . .       697,778        690,278
Notes payable and other long term obligations. . . . . . .       560,913        626,022
                                                            -------------  -------------
  Total long term liabilities. . . . . . . . . . . . . . .     9,310,325      9,624,751
                                                            -------------  -------------

MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . .     1,981,959      1,981,959
                                                            -------------  -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
  authorized, 550 shares issued, - shares
  outstanding at both March 31, 1999 and December 31, 1998             -              -
Common stock, $0.00001 par value; 100,000,000 shares
  authorized; 45,350,365 and 45,339,839 shares outstanding
  at March 31, 1999 and December 31, 1998, respectively. .           454            454
Additional paid-in-capital . . . . . . . . . . . . . . . .    43,859,330     43,137,654
Accumulated deficit. . . . . . . . . . . . . . . . . . . .   (34,411,902)   (30,752,863)
                                                            -------------  -------------
  Total stockholders' equity . . . . . . . . . . . . . . .     9,447,883     12,385,245
                                                            -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  $ 45,903,210   $ 42,221,879
                                                            =============  =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                           Three Months      Three Months
                                              Ended             Ended
                                          March 31, 1999    March 31, 1998
                                         ----------------  ----------------
                                           (Unaudited)       (Unaudited)
 REVENUES:
   Communications services. . . . . . .  $    10,825,273   $     3,332,636
   Internet connection services . . . .          619,639           754,161
   Hardware and software. . . . . . . .          108,614            12,069
                                         ----------------  ----------------
   Total revenues . . . . . . . . . . .       11,553,526         4,098,866
                                         ----------------  ----------------

 COSTS AND EXPENSES:
   Cost of services . . . . . . . . . .       10,180,276         3,404,937
   Cost of hardware and software. . . .           66,752             5,455
   Selling, general, and administrative        2,833,152         1,998,123
   Depreciation and amortization. . . .        1,045,947           751,984
                                         ----------------  ----------------
   Total costs and expenses . . . . . .       14,126,127         6,160,499
                                         ----------------  ----------------

 OPERATING LOSS . . . . . . . . . . . .       (2,572,601)       (2,061,633)
                                         ----------------  ----------------


 INTEREST EXPENSE, NET. . . . . . . . .       (1,086,438)         (261,067)
                                         ----------------  ----------------

 NET LOSS BEFORE INCOME TAXES . . . . .       (3,659,039)       (2,322,700)
 INCOME TAX BENEFIT . . . . . . . . . .                -                 -
                                         ----------------  ----------------

 NET LOSS . . . . . . . . . . . . . . .  $    (3,659,039)  $    (2,322,700)
                                         ================  ================

 NET LOSS PER SHARE -
    BASIC AND DILUTED . . . . . . . . .  $         (0.08)  $         (0.06)
                                         ================  ================

 SHARES USED IN COMPUTING
 NET LOSS PER SHARE . . . . . . . . . .       45,343,348        35,928,109
                                         ================  ================

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                    POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                            Three Months      Three Months
                                                               Ended             Ended
                                                           March 31, 1999    March 31, 1998
                                                          ----------------  ----------------
                                                            (Unaudited)       (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . .  $    (3,659,039)  $    (2,322,700)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization. . . . . . . . . . .        1,045,947           751,984
      Bad debt expense . . . . . . . . . . . . . . . . .           58,894            56,940
      Amortization of discounts on debt and lease
        obligations. . . . . . . . . . . . . . . . . . .          525,479            38,475
      Changes in operating assets and liabilities:
         Accounts receivable, net. . . . . . . . . . . .          211,874           165,132
         Accounts receivable-- affiliate, net. . . . . .          (64,658)         (513,505)
         Inventory . . . . . . . . . . . . . . . . . . .         (591,338)          (43,574)
         Prepaid expenses. . . . . . . . . . . . . . . .          (72,452)           24,802
         Other assets. . . . . . . . . . . . . . . . . .         (522,996)          (24,768)
         Accounts payable, accrued and other liabilities          293,587          (827,719)
         Accounts payable-- affiliate. . . . . . . . . .          (68,000)         (176,654)
         Unearned revenue. . . . . . . . . . . . . . . .         (793,371)         (750,851)
                                                          ----------------  ----------------
              Total Adjustments. . . . . . . . . . . . .           22,966        (1,299,738)
                                                          ----------------  ----------------
              Net cash used in operating activities. . .       (3,636,073)       (3,622,438)
                                                          ----------------  ----------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . .       (2,106,781)         (670,340)
   Restricted cash . . . . . . . . . . . . . . . . . . .         (163,900)                -
   Acquisition of businesses . . . . . . . . . . . . . .                -                 -
                                                          ----------------  ----------------
              Net cash used in investing activities. . .       (2,270,681)         (670,340)
                                                          ----------------  ----------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock . . . . . . .                -         4,500,000
    Proceeds from lease obligations, net . . . . . . . .         (101,671)          287,570
    Proceeds from receivable facility, net . . . . . . .                -           574,500
    Repayment of lines of credit, net. . . . . . . . . .          (25,000)          (15,000)
    Repayment of loans from shareholders . . . . . . . .         (150,000)                -
    Repayment of notes payable, net. . . . . . . . . . .        7,801,091             1,533
                                                          ----------------  ----------------
              Net cash provided by financing activities.        7,524,420         5,348,603
                                                          ----------------  ----------------

 INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS. . . .        1,617,666         1,055,825
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .        1,255,199           155,503
                                                          ----------------  ----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . .  $     2,872,865   $     1,211,328
                                                          ================  ================

Supplemental Non-Cash Disclosures:
--------------------------------------------------------

Cash paid for interest . . . . . . . . . . . . . . . . .          552,883           196,526
Cash paid for income taxes . . . . . . . . . . . . . . .                -                 -

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                        POINTE COMMUNICATIONS CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Section 310 of Regulation S-B of the Securities and Exchange Commission ("SEC"). The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

4. There was no provision for or cash payment of income taxes for the three months ended March 31, 1999 and 1998, respectively, as the Company had net taxable losses for 1999 and 1998, respectively, and anticipates a net taxable loss for the year ended December 31, 1999.

5. During the quarter, the Company entered into short-term bridge loans of $2.0 million, $2.0 million and $5.0 million, due May 31, May 29 and July 6, 1999 respectively, and redeemed a $1.0 million bridge loan outstanding at December 31, 1998. In conjunction with the loans, the Company issued 760,000, 760,000 and
5.0 million warrants to purchase common stock at $1.00 per share for 3 years, 3 years and 8 months from issuance, respectively. The two $2.0 million notes are secured by a blanket interest in all personal property in which the Company has an interest. Additional security for the two $2.0 million notes includes the stock of Telecommute Solutions, Inc. and shares of Company common stock owned by an officer of the Company, respectively. The first $2.0 million loan was issued to an affiliate of the Company. During the quarter a $1 million note entered into in December 1998 due April 17, 1999 was extended prior to its due date to May 31, 1999. Also, during the quarter, the Company entered into a capital lease facility with a major equipment vendor to purchase $25.0 million of equipment and to provide a $3.0 million working capital line of credit. The Company granted up to 500,000 warrants to purchase common stock at $1.125 per share for five years in conjunction with the $3 million working capital line, which will be issued pro rata with the amount of the proceeds used by the Company.

6. Subsequent to the quarter end, the Company completed a $30 million private placement offering of 10,080 shares of the Company's $0.01 par value Class A Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase 10,800,000 shares of common stock. The private placement was co-managed by investment bankers headquartered in New York and Atlanta. Gross proceeds from this offering totaled $ 30,240,000 and will be used to fund network expansion, repay indebtedness and fund operations. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. Each share of Preferred Stock is convertible at the holders option into common stock at a conversion price of $1.40 per share (subject to adjustment for certain diluting issues) at any time while the Preferred Stock remains outstanding. The Company may require the conversion of all of the Preferred Stock as follows: (a) in conjunction with an offering of the Company's common stock in a firm commitment underwritten public offering at a purchase price of $4.00 per share (subject to adjustment for certain diluting issues) yielding net proceeds of $30 million; or
(b) one year after issuance if the common stock shall have been listed for trading on the New York Stock Exchange, American Stock Exchange or the Nasdaq

National Market System and the common stock shall have traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for twenty consecutive trading days and the average daily value of shares traded during that twenty day period was at least $1.0 million. On the twelfth anniversary, if the Preferred Stock is still outstanding and the underlying common stock has been listed on one of the aforementioned exchanges, the Company is required to exchange the Preferred Stock for common stock at a conversion price equal to the average trading price for the twenty consecutive trading days immediately prior to the exchange date.

        The warrants give the holders the right to purchase 10,800,000 shares at a price of $1.625 per share for a period of five years after the issuance date. The Company may require exercise of the warrants if the underlying common stock has been registered with the SEC and is listed on one of the aforementioned exchanges and has traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for twenty consecutive trading days. The Company is required to file a registration statement with the SEC within 120 days after closing the private offering of Preferred Stock and warrants to register the shares of common stock issued or issuable upon conversion of the Preferred Stock (including shares issued as dividends) and the exercise of the warrants.

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

     PointeCom began operations in 1995 predominately offering International Private Line ("IPL") services between the U.S. and Panama. Subsequently, the Company has secured various communications licenses in the U.S., Panama, Costa Rica, Venezuela, El Salvador, Nicaragua, Mexico, and Honduras, has acquired nine companies, and increased revenue from $544,000 in 1995 to $27.6 million in 1998. Licenses held by the Company, which vary by country, typically allow the Company to offer an array of services including international private line, long distance, Internet access, and data transmission, especially between the U.S. and Latin America. The Company has established an infrastructure including satellite earth stations, interconnection agreements, peripheral infrastructure, and sales and marketing channels in all of the above countries, except Honduras, to service existing and future customers. The Company also enjoys strong relationships with the responsible government agencies, telephone company authorities and international carriers.

     Since its inception, the Company has been focused on providing businesses with dedicated voice and data services via its private line network. The Company's primary retail offerings have been Internet access and prepaid calling cards. As a result of a growing trend in the industry brought on by the Telecommunications Act of 1996 and identification of an underserved market niche, the Company recently adopted a strategy to provide a full array of bundled telecommunications and network services to both commercial and residential customers with particular focus on ethnic communities in "paired" U.S and international markets. In the U.S., the Company's focus is on communities with large Hispanic populations. Internationally, the Company has targeted complementary markets with telecommunications traffic patterns that correspond with the paired U.S. target markets. Management believes that originating and terminating traffic between domestic and international cities that share the Company as a common network carrier will provide significant competitive, marketing, and cost advantages.

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

     The Company anticipates that its strategy will permit it to establish and maintain profitable growth while developing as a local service provider and long distance carrier. The Company is attempting to position itself as a cost efficient, reliable alternative to Incumbent Local Exchange Carriers ("ILEC"s) by providing bundled telecommunication services tailored specifically to the needs of certain ethnic groups in paired domestic and international markets. The Company is implementing a facilities based infrastructure on a staged basis in certain identified markets with the ultimate objective of being a full-service Competitive Local Exchange Carrier ("CLEC") with a low-cost base of operations.

     As part of its implementation plan, the Company is currently establishing an international backbone for both voice and data switching in and between Houston, Texas; Atlanta, Georgia; Miami, Florida; New York, New York; San Juan, Puerto Rico; Managua, Nicaragua; and San Salvador, El Salvador. Future plans include similar network infrastructure in other U.S. and South American and Central American locations. The Company anticipates that this network will provide PointeCom with a lower cost basis for its existing business and a unique partnering opportunity with foreign Postal, Telephone and Telegraph companies ("PTTs"). The network should also provide significant marketing advantages and cost savings to its existing prepaid calling card and telecommute solutions product lines. Failure of the Company to raise all or a significant portion of the funds needed to build this network could materially adversely affect the Company's planned and continuing operations.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the three months ended March 31, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                 March 31,           March 31,
                                   1999                1998
                                        % of                % of
                                      Revenues            Revenues
                                     ---------            --------
Revenues:
   Communications
       services . . . . .  $ 10,825      93.7%  $  3,333     81.3%
   Hardware and
      Software sales. . .       109       0.9         12      0.3
   Internet connection
      Services. . . . . .       620       5.4        754     18.4
                           --------  ---------  ---------  -------
          Total revenues.    11,554     100.0      4,099    100.0
Cost and expenses:
  Cost of services. . . .    10,180      88.1      3,405     83.1
  Cost of hardware
      and software. . . .        68       0.6          5      0.1
   Selling, general and
      administrative. . .     2,833      24.5      1,998     48.7
   Depreciation and
      amortization. . . .     1,046       9.1        752     18.3
                           --------  ---------  ---------  -------
   Total costs

         and expenses . .    14,127     122.3      6,160    150.2
                           --------  ---------  ---------  -------

   Operating loss . . . .   <2,573>    <22.2>    <2,061>    <50.2>
                           --------  ---------  ---------  -------

Interest expense, net . .   <1,086>     <9.4>      <261>     <6.4>

Net Loss. . . . . . . . .   <3,659>    <31.7>    <2,322>    <56.6>
                           --------  ---------  ---------  -------

Net loss per share. . . .  $  <.08>             $  <.06>

Shares used in computing
net loss per share. . . .    45,343               35,928

     Consolidated revenues for the combined lines of business for the three months ended March 31, 1999 and 1998 were $11,554,000 and $4,099,000 respectively. The increase in revenue was principally the result of increased prepaid calling card sales, primarily driven by increased distribution within the U.S. Hispanic community, increased quality as a result of capital expenditures during 1998 and the first quarter of 1999, and acquisitions during 1998. Other increases came from international private line, mainly to Costa Rica, and the telecommuting services business, which began operations in the first quarter of 1998. Cost of services and hardware and software costs for the quarter ended March 31, 1999 were $10,247,000 and $3,410,000 for the comparable quarter in 1998, yielding gross profit margins of 11.3% for 1999 and 16.8% for the same period in 1998. Gross profit margins were adversely affected by the fact that prepaid calling card revenues, which generally carry a lower margin than the Company's other products, represented a higher proportion of total revenues in 1999 than in 1998. Also contributing to the lower margins were sales of "off-net" prepaid calling cards i.e., other carriers cards, by a distributor acquired during 1999, which carry a lower margin than revenues earned on Company provided cards. Management expects margins to increase during the third quarter of 1999 as proceeds from the preferred stock private placement, see Part II,
Item 2, Changes in Securities, are used to expand the Company's ATM based network allowing the capability to add higher margin revenues while at the same time decreasing cost by allowing for more "On-net" traffic for its lower margin businesses.

     Selling, general, and administrative ("SG&A") expenses for the first quarter of 1999 were $2,833,000 or 24.5% of sales compared to $1,998,000 or 48.7% of sales for the same quarter in 1998. The overall increase in expenses was primarily attributable to expansion of the Company's operations; however, the Company was able to gain economies of scale while expanding operations as represented by the lower SG&A as a proportion of sales in 1999. The Company anticipates benefiting further from economies of scale, as costs such as salaries and wages are not expected to increase in direct proportion to increases in revenues.

     Depreciation and amortization expense was $1,046,000 for the first three months of 1999 compared to $752,000 for the first three months of 1998. The increase is attributable to the increase in property, plant and equipment and amortization associated with the acquisitions completed during 1998.

     Interest expense was $1,086,000 and $261,000 for the quarters ended March 31, 1999 and 1998, respectively. Interest expense increased significantly during 1999 because of a number of new debt instruments entered into in late 1998 and during the first quarter of 1999. These include $10.0 million in bridge loans, $6.2 million in capital leases and $900,000 in promissory notes. Approximately $400,000 of the interest expense during the first quarter of 1999 was related to amortization of discounts associated with warrants issued in conjunction with various debt instruments.

     There was no income tax benefit recorded in either 1998 or 1997, as management recorded a valuation reserve due to the uncertainty of the timing of future taxable income. The net losses for the quarters ended March 31, 1999 and 1998 were approximately $3,659,000 or $0.08 per share and $2,322,000 or $0.06 per  share,  respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to affiliates and outside investors.

     During the first quarter of 1999, in private placement offerings, the Company entered into three promissory notes with a par value totaling $9.0 million. The notes earn interest at 10% per annum and mature as follows: the earlier of closing the $30.0 million private placement offering of convertible Preferred Stock or on May 31, May 29 and July 6, 1999 for $2.0 million, $2.0 million and $5.0 million, respectively. In conjunction with these notes, the Company issued warrants to purchase 760,000, 760,000 and 5 million shares of common stock at $1.00 per share for three years, three years and eight months respectively. The $9.0 million raised in this private offering were used to acquire assets of approximately $2.1 million, repay promissory notes of approximately $1.0 million, offset the Company's operating cash flow deficit of approximately $3.6 million and repay other debt obligations and vendor deposits of approximately $0.4 million.

     The Company estimates that it will need to raise approximately $67.2 million to fund existing operations during the next year, including approximately $14.2 million to fund debt due over the next twelve months and $53.0 million to fund capital expenditures for the upcoming year. During 1998, a subsidiary of the Company entered into a master lease facility with a major telecommunications equipment vendor to purchase $10.0 million of equipment. As of March 31, 1999, $762,000 had been drawn upon under this facility. During the first quarter of 1999, the Company entered into a $25.0 million master lease facility and $3.0 million working capital line of credit with this same vendor and is negotiating a $22.0 million master lease facility with another major equipment vendor. As of March 31, 1999, the Company had not drawn down on any of these facilities. Subsequent to quarter end, the Company completed a $30.0 million private placement offering of the Company's convertible Preferred Stock. The proceeds from this offering will be used to fund network expansion, repay indebtedness and fund operations. The Company intends to use the vendor lines of credit to finance the acquisition of capital assets in excess of funds available for such purpose from the preferred stock private placement. Additional means of financing will be sought if necessary and may include but would not be limited to the bank loans and private placements of debt and/or equity. Additionally, the Company may realize proceeds from exercise of outstanding warrants and options. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company, or at all. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations.

     While the Company believes it currently has adequate resources available to achieve its potential expansion plans noted in "Management's Discussion and Analysis" for the upcoming year, any increases in the Company's growth rate, shortfalls in anticipated revenues or increases in anticipated expenses could have a material adverse effect on the Company's liquidity and capital resources and would either require the Company to raise additional capital from public or private debt or equity or scale back operations. Additionally, the Company does not currently have adequate resources available to achieve all of its potential expansion plans noted in "Management's Discussion and Analysis" subsequent to the upcoming year and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding.
The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued a Statement of Position, Accounting for Costs of Computer Software Developed of Obtained for Internal Use. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement during the first quarter of 1999 and it did not have a material impact on the Company's financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. The Company adopted this statement during the first quarter of 1999 and it did not have a material impact on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company will adopt the Statement in 1999 and does not expect it to have a material impact on its financial statements.

YEAR  2000

     The Year 2000 Issue is a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Date-sensitive software may recognize a date using 00 as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company continues to address this issue on several different fronts. First of all, a team has been assigned to evaluate risks to the Company's internal systems used in the provisioning of telecommunications services through a five phase process including Awareness, Assessment, Renovation, Validation and Implementation. A web page has been established at www.y2k.c-com.net containing additional information about the Year 2000 problem and the Company's compliance program. Second, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products and for their internal business applications and processes. Finally, the Company has established a team to coordinate solutions to the Year 2000 issue for its own internal information systems and physical facilities. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

MARKET  RISKS

     Management believes the Company's exposure to market rate fluctuations on its investments is nominal due to the short-term nature of those investments. To the extent the Company has borrowings outstanding under credit facilities there is market risk relating to such amounts because the interest rates under the credit facility are variable. The Company does not believe its exposure represents a material risk to the financial statements.

     The Company has operations in Central and South America, which expose it to currency exchange rates risks. To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term principally as the significant majority of the Company's activities are settled in the US Dollar. If, however, there was a 10 percent sustained decline in these currencies versus the U.S. dollar, then the consolidated financial statements could be affected as our international operations represented approximately 3.5% of our total assets as of March 31, 1999 and 8.6% and 6.8% of our total revenues and net loss for the three months ended March 31, 1999, respectively.

FORWARD-LOOKING  STATEMENTS

     This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons set forth herein and as set forth in the "Risk Factors" as well as in other sections of the Company's report filed on Form 10-KSB for the year ended
December 31, 1998, or for other unforseen reasons. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements.

                                     PART II
                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     In the 1998 10-KSB, the Company reported an agreement in principal (pending final documentation) upon the settlement terms of a lawsuit with its former President over certain agreements including an Executive Employment Agreement. The settlement obligated the Company to pay $25,000 and 77,838 shares. On April 12, 1999 a settlement agreement was signed with the same terms disclosed above. The settlement cost and related legal fees were accrued in the Company's financial statements for the year ended December 31, 1998.

ITEM  2.     CHANGES  IN  SECURITIES

1. During the first quarter of 1999, the Company issued three promissory notes with a par value totaling $9.0 million in private placements to accredited investors including institutional investors. No underwriters were used in these offerings, however commissions of $80,000 and 70,000 warrants to purchase shares of common stock at $1.00 for three years were paid as finders fees to two non-affiliated brokers on the second $2 million note. The private placements were offered under section 4(2) of the Securities Act of 1933, as amended (the "Act"). The notes earn interest at 10% and mature as follows: the earlier of closing the $30 million private placement offering of convertible preferred stock, discussed in 3 below, or on May 31, May 29 and July 6, 1999, for $2.0 million, $2.0 million, and $5.0 million, respectively. In conjunction with these notes, the Company issued warrants to purchase 760,000, 760,000 and 5.0 million shares of common stock at $1.00 per share for three years, three years, and eight months respectively. The two $2.0 million notes are secured by a blanket interest in all personal property in which the Company has an interest. Additional security for the two $2.0 million notes includes the stock of Telecommute Solutions, Inc. and shares of Company stock owned by an officer of the Company, respectively. The $5.0 million note is unsecured. The $9,000,000 raised in this private offering will be used to repay a $1.0 million promissory note entered into during the last quarter of 1998, offset the Company's operating deficit and to fund capital expenditures as described in the "Liquidity and Capital Resources" section of this filing.

2. Also during the quarter, the Company entered into a capital lease facility with a major equipment vendor to purchase $25.0 million of equipment and to provide a $3.0 million working capital line of credit. In conjunction with the $3 million working capital line, the Company granted up to 500,000 warrants to purchase common stock at $1.125 per share for five years, which will be issued pro rata with the amount of the proceeds used by the Company. The warrants were issued in a private placement to an accredited investor, which was exempt under section 4(2) of the Act. No underwriter was used in the placement.

3. Subsequent to the quarter end, the Company completed a $30 million private placement offering of 10,080 shares of the Company's $0.01 par value Class A Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase 10,800,000 shares of common stock to accredited investors including institutional investors. The private placement was exempt under section 4(2) of the Act. Credit Suisse First Boston, Breckenridge Securities Corporation, and Teemann Investments LTD., acted as placement agents for the private offering. Gross proceeds from this offering totaled $ 30,240,000 and will be used to pay placement expenses, fund network expansion, repay indebtedness and fund operations. Placement fees totaled $1,814,000 and legal fees and other miscellaneous expenses were approximately $260,000. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. Each share of Preferred Stock is convertible at the holders option into common stock at a conversion price of $1.40 per share (subject to adjustment for certain diluting issues) at any time while the Preferred Stock remains outstanding. The Company may require the conversion of all of the Preferred Stock as follows: (a) in conjunction with an offering of the Company's common stock in a firm commitment underwritten public offering at a purchase price of $4.00 per share (subject to adjustment for certain diluting issues) yielding net proceeds of $30 million or (b) one year after issuance if the common stock shall have been listed for trading on the New York Stock Exchange, American Stock Exchange or the Nasdaq National Market System and the common stock shall have traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for twenty consecutive trading days and the average daily value of shares traded during that twenty day period was at least $1.0 million. On the twelfth anniversary, if the Preferred Stock is still outstanding and the underlying common stock has been listed on one of the aforementioned exchanges, the Company is required to exchange the Preferred Stock for common stock at a conversion price equal to the average trading price for the twenty consecutive trading days immediately prior to the exchange date.

          The warrants give the holders the right to purchase 10,800,000 shares at a price of $1.625 per share for a period of five years after the issuance date. The Company may require exercise of the warrants if the underlying common stock has been registered with the SEC and is listed on one of the aforementioned exchanges and has traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for twenty consecutive trading days. The Company is required to file a registration statement with the SEC within 120 days after closing the private offering of the Preferred Stock and warrants to register the shares of common stock issued or issuable upon conversion of the Preferred Stock (including shares issued as dividends) and the exercise of the warrants.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

    None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  S-B

     Exhibit  27        Financial  Data  Schedule
     Exhibit  10.20     Securities  Purchase  Agreement
     Exhibit  10.21     Certificate  of  Designations
     Exhibit  10.22     Warrant  Agreement
     Exhibit  10.23     Registration  Rights  Agreement
     Exhibit  10.24     Promissory Note
     Exhibit  10.25     Warrant to Purchase Common Stock
     Exhibit  10.26     Master Lease Agreement

     (b)     REPORTS  ON  FORM  8-K

     Reports on Form 8-K were filed during the quarter for which this report is filed as follows:

     Form 8-K was filed with the Commission on January 21, 1999, reporting that the Company had issued a press release complying with the requirements of Rule 135(c) of the Securities Exchange Act of 1934 which reported that the Company had engaged investment bankers to assist in a private offering of $30 million of its convertible Preferred Stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              POINTE  COMMUNICATIONS CORPORATION



Date:  May 17, 1999           By:  /s/  Stephen  E.  Raville
                                        ----------------------------------
                                        Stephen  E.  Raville
                                        Chief  Executive  Officer



Date:  May 17, 1999           By:  /s/  Patrick  E.  Delaney
                                        ----------------------------------
                                        Patrick  E.  Delaney
                                        Chief  Financial  Officer