Form 10QSB
period 1999-06-30
POINTE COMMUNICATIONS CORP
filed 1999-08-23
CIK 842305

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark  One)

[X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  quarterly  period  ended  June  30,  1999

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


                            1325 NORTHMEADOW PARKWAY
                             ROSWELL, GEORGIA 30076
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of August 23, 1999: 45,465,792


Transitional  Small  Business  Disclosure  Format:

Yes           No   X
     ---          ---

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


                                                           June 30,     December 31,
                                                             1999           1998
                                                         ------------  --------------
                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . . . .  $19,706,696   $   1,255,199
Restricted cash . . . . . . . . . . . . . . . . . . . .      348,900         185,000
Accounts receivable, net of allowance for
  doubtful accounts of $1,016,000  and $900,000
  at June 30, 1999 and December 31, 1998, respectively.    4,187,480       3,686,153
Accounts receivable-- affiliate, net. . . . . . . . . .      344,720         215,337
Notes receivable. . . . . . . . . . . . . . . . . . . .      574,050               -
Inventory, net. . . . . . . . . . . . . . . . . . . . .    1,406,807         652,187
Prepaid expenses and other. . . . . . . . . . . . . . .      490,670         263,249
                                                         ------------  --------------

  Total current assets. . . . . . . . . . . . . . . . .   27,059,322       6,257,125
                                                         ------------  --------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery . . . . . . . . . . . . . . . .   16,743,250      14,168,428
Earth station facility. . . . . . . . . . . . . . . . .    1,193,812         835,527
Software. . . . . . . . . . . . . . . . . . . . . . . .    1,984,010       1,732,700
Furniture and fixtures. . . . . . . . . . . . . . . . .      785,798         578,698
Other . . . . . . . . . . . . . . . . . . . . . . . . .    1,291,224       1,157,344
                                                         ------------  --------------
                                                          21,998,095      18,472,697
Accumulated depreciation and amortization . . . . . . .   (5,299,277)     (3,984,392)
                                                         ------------  --------------
  Property and equipment, net . . . . . . . . . . . . .   16,698,818      14,488,305
                                                         ------------  --------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $1,863,043 and $1,544,360,
  at June 30, 1999 and December 31, 1998, respectively.   17,397,428      17,709,865
Acquired customer bases, net of accumulated
  amortization of $1,147,210 and $969,182
  at June 30, 1999 and December 31, 1998, respectively.      788,783         844,543
Other intangibles, net of accumulated
  amortization of $1,456,531 and $1,184,062
  at June 30, 1999 and December 31, 1998, respectively.    1,597,099       1,848,762
Other . . . . . . . . . . . . . . . . . . . . . . . . .    1,582,407       1,073,279
                                                         ------------  --------------

  Total other assets. . . . . . . . . . . . . . . . . .   21,365,717      21,476,449
                                                         ------------  --------------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $65,123,857   $  42,221,879
                                                         ============  ==============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


                                                              June 30,      December 31,
                                                                1999           1998
                                                            -------------  --------------
                                                             (Unaudited)
CURRENT LIABILITIES:
Current portion of notes payable . . . . . . . . . . . . .  $  6,397,337   $  3,728,062
Current portion of lease obligations . . . . . . . . . . .     2,044,892      1,273,298
Lines of credit. . . . . . . . . . . . . . . . . . . . . .       750,000      1,000,000
Loans from stockholders. . . . . . . . . . . . . . . . . .       200,000        670,000
Accounts payable . . . . . . . . . . . . . . . . . . . . .     5,645,224      6,214,952
Accounts payable-- affiliate . . . . . . . . . . . . . . .             -         68,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . .     3,046,790      2,346,622
Unearned revenue . . . . . . . . . . . . . . . . . . . . .     2,173,039      2,928,990
                                                            -------------  -------------
  Total current liabilities. . . . . . . . . . . . . . . .    20,257,282     18,229,924
                                                            -------------  -------------

LONG TERM LIABILITIES:
Capital and financing lease obligations. . . . . . . . . .     7,456,381      7,128,451
Convertible debentures . . . . . . . . . . . . . . . . . .     1,180,000      1,180,000
Senior subordinated notes. . . . . . . . . . . . . . . . .       705,278        690,278
Notes payable and other long term obligations. . . . . . .     1,035,959        626,022
                                                            -------------  -------------
  Total long term liabilities. . . . . . . . . . . . . . .    10,377,618      9,624,751
                                                            -------------  -------------

MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . .     1,981,959      1,981,959
                                                            -------------  -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
  authorized, 10,229 and -
  shares outstanding at June 30 1999 and
  December 31, 1998, respectively. . . . . . . . . . . . .           101              -
Common stock, $0.00001 par value; 100,000,000 shares
  authorized; 45,465,792 and 45,339,839 shares outstanding
  at June 30, 1999 and December 31, 1998, respectively . .           455            454
Additional paid-in-capital . . . . . . . . . . . . . . . .    72,823,058     43,137,654
Accumulated deficit. . . . . . . . . . . . . . . . . . . .   (40,316,615)   (30,752,863)
                                                            -------------  -------------
  Total stockholders' equity . . . . . . . . . . . . . . .    32,506,998     12,385,245
                                                            -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  $ 65,123,857   $ 42,221,879
                                                            =============  =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND SIX
                       MONTHS ENDED JUNE 30, 1999 AND 1998


                                          Three Months      Six Months      Three Months      Six Months
                                              Ended            Ended            Ended            Ended
                                          June 30, 1999    June 30, 1999    June 30, 1998    June 30, 1998
                                         ---------------  ---------------  ---------------  ---------------
                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
 REVENUES:
   Communications services and products  $   12,579,256   $   23,513,143   $    4,553,627   $    7,898,332
   Internet connection services . . . .         574,810        1,194,449          721,677        1,475,838
                                         ---------------  ---------------  ---------------  ---------------
   Total revenues . . . . . . . . . . .      13,154,066       24,707,592        5,275,304        9,374,170
                                         ---------------  ---------------  ---------------  ---------------

 COSTS AND EXPENSES:
   Cost of services and products. . . .      12,134,132       22,381,160        3,739,838        7,150,230
   Selling, general, and administrative       3,874,280        6,707,432        2,141,776        4,139,899
   Depreciation and amortization. . . .       1,065,447        2,111,394          754,582        1,506,566
                                         ---------------  ---------------  ---------------  ---------------
   Total costs and expenses . . . . . .      17,073,859       31,199,986        6,636,196       12,796,695
                                         ---------------  ---------------  ---------------  ---------------

 OPERATING LOSS . . . . . . . . . . . .      (3,919,793)      (6,492,394)      (1,360,892)      (3,422,525)
                                         ---------------  ---------------  ---------------  ---------------


 INTEREST EXPENSE, NET. . . . . . . . .      (1,537,618)      (2,624,056)        (276,902)        (537,969)
 OTHER INCOME . . . . . . . . . . . . .               -                -        1,645,769        1,645,769
                                         ---------------  ---------------  ---------------  ---------------

 NET LOSS BEFORE INCOME TAXES . . . . .      (5,457,412)      (9,116,451)           7,975       (2,314,725)
 INCOME TAX BENEFIT . . . . . . . . . .               -                -                -                -
                                         ---------------  ---------------  ---------------  ---------------

 NET LOSS . . . . . . . . . . . . . . .  $   (5,457,412)  $   (9,116,451)  $        7,975   $   (2,314,725)
                                         ===============  ===============  ===============  ===============

 NET LOSS PER SHARE -
    BASIC AND DILUTED . . . . . . . . .  $        (0.13)  $        (0.21)  $         0.00   $        (0.06)
                                         ===============  ===============  ===============  ===============

 SHARES USED IN COMPUTING
 NET LOSS PER SHARE . . . . . . . . . .      45,403,606       45,373,624       43,468,109       39,698,107
                                         ===============  ===============  ===============  ===============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                            Six Months       Six Months
                                                               Ended            Ended
                                                           June 30, 1999    June 30, 1998
                                                          ---------------  ---------------
                                                            (Unaudited)      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . .  $   (9,116,451)  $   (2,314,725)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization. . . . . . . . . . .       2,111,394        1,506,566
      Bad debt expense . . . . . . . . . . . . . . . . .         116,826          148,478
      Amortization of discounts on debt and lease
        obligations. . . . . . . . . . . . . . . . . . .       1,444,708           95,467
      Deferred settlement gain . . . . . . . . . . . . .               -       (2,757,132)
      Changes in operating assets and liabilities:
         Accounts receivable, net. . . . . . . . . . . .        (618,153)        (627,066)
         Accounts receivable-- affiliate, net. . . . . .        (129,382)         (82,408)
         Notes receivable                                       (574,050)               -
         Inventory . . . . . . . . . . . . . . . . . . .        (754,620)        (150,774)
         Prepaid expenses. . . . . . . . . . . . . . . .        (227,422)         (93,995)
         Other assets. . . . . . . . . . . . . . . . . .        (942,350)        (230,781)
         Accounts payable, accrued and other liabilities         130,355         (275,106)
         Accounts payable-- affiliate. . . . . . . . . .         (68,000)        (249,655)
         Unearned revenue. . . . . . . . . . . . . . . .        (755,951)         (92,971)
                                                          ---------------  ---------------
              Total Adjustments. . . . . . . . . . . . .        (266,645)      (2,809,377)
                                                          ---------------  ---------------
              Net cash used in operating activities. . .      (9,383,095)      (5,124,102)
                                                          ---------------  ---------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . .      (2,179,792)      (1,276,579)
   Restricted cash . . . . . . . . . . . . . . . . . . .        (163,900)               -
   Acquisition of businesses . . . . . . . . . . . . . .               -         (112,500)
                                                          ---------------  ---------------
              Net cash used in investing activities. . .      (2,343,692)      (1,389,079)
                                                          ---------------  ---------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock . . . . . . .               -        5,250,000
    Proceeds from issuance of preferred stock, net . . .      28,081,903
    (Repayment of)/Proceeds from lease obligations, net.        (305,105)         187,938
    Proceeds from receivable facility, net . . . . . . .               -          574,500
    Repayment of lines of credit, net. . . . . . . . . .        (250,000)         (30,000)
    (Repayment of)/Proceeds from loans from shareholders        (470,000)         150,000
    Proceeds from notes payable, net. . . . . . . . . . .      3,121,486          682,184
                                                          ---------------  ---------------
              Net cash provided by financing activities.      30,178,284        6,814,622
                                                          ---------------  ---------------

 INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS. . . .      18,451,497          301,441
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .       1,255,199          155,503
                                                          ---------------  ---------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . .  $   19,706,696   $      456,944
                                                          ===============  ===============


Supplemental Disclosures:
--------------------------------------------------------
Cash paid for interest . . . . . . . . . . . . . . . . .         493,674   $      542,715
Cash paid for income taxes . . . . . . . . . . . . . . .               -                -

Supplemental Non-Cash Disclosures:
--------------------------------------------------------
Assets acquired in excess of liabilities assumed . . . .          75,000          136,302
Value of warrants issued . . . . . . . . . . . . . . . .         314,921           68,465
Valued of stock issued for acquisition . . . . . . . . .          56,383          112,500
Assets acquired under capital leases   . . . . . . . . .       1,345,606                -

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                        POINTE COMMUNICATIONS CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


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

3. Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. For the periods presented, the effect of common stock equivalents was antidilutive, as a result, basic and diluted net loss per share are the same. The following table has been added to reconcile Net income/(loss) per the operating statement and net income/(loss) used in calculating Net loss per share. The difference represents payment of dividends due June 30 1999 on the Preferred Stock (see Note 5) with additional shares of Preferred Stock.

                                   Three Months     Three Months     Six Months       Six Months
                                       Ended           Ended            Ended            Ended
                                   June 30, 1999   June 30, 1998    June 30, 1999    June 30, 1998
                                  ---------------  --------------  ---------------  ---------------
Net income/(loss). . . . . . . .      (5,457,412)           7,975      (9,116,451)      (2,314,725)
Preferred stock dividend . . . .        (447,386)               -        (447,386)               -
                                  ---------------  --------------  ---------------  ---------------
Net income/(loss) available for
  common stockholders. . . . . .      (5,904,798)           7,975      (9,563,837)      (2,314,725)
                                  ===============  ==============  ===============  ===============
Net loss per share . . . . . . .  $        (0.13)  $         0.00  $        (0.21)  $        (0.06)
                                  ===============  ==============  ===============  ===============
Shares used in computing
  net loss per share . . . . . .      45,403,606       43,468,109      45,373,624       39,698,107
                                  ===============  ==============  ===============  ===============

4. There was no provision for or cash payment of income taxes for the three or six months ended June 30, 1999 and 1998, respectively, as the Company had net taxable losses for 1999 and 1998, respectively, and anticipates a net taxable loss for the year ended December 31, 1999.

5. During the quarter ended June 30 1999, the Company completed a $30 million private placement offering of 10,080 shares of the Company's $0.01 par value Class A Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase 10,800,000 shares of common stock. The private placement was co-managed by investment bankers headquartered in New York and Atlanta. Net proceeds from this offering totaled $28.1 million and will be used to fund network expansion, repay indebtedness and fund operations. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. Each share of Preferred Stock is convertible at the holders option into common stock at a conversion price of $1.40 per share (subject to adjustment for certain diluting issues) at any time while the Preferred Stock remains outstanding. The Company may require the conversion of all of the Preferred Stock as follows: (a) in conjunction with an offering of the Company's common stock in a firm commitment underwritten public offering at a purchase price in excess of $4.00 per share (subject to adjustment for certain diluting issues) yielding net proceeds of $30 million; or (b) one year after issuance if the common stock shall have been listed for trading on the New York Stock Exchange, American Stock Exchange or the Nasdaq National Market System and the common stock shall have traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for twenty consecutive trading days and the average daily value of shares traded during that twenty day period was at least $1.0 million. On the twelfth anniversary, if the Preferred Stock is still outstanding and the underlying common stock has been listed on one of the aforementioned exchanges, the Company is required to exchange the Preferred Stock for common stock at a conversion price equal to the average trading price for the twenty consecutive trading days immediately prior to the exchange date.

        The warrants give the holders the right to purchase 10,800,000 shares at a price of $1.625 per share for a period of five years after the issuance date. The Company may require exercise of the warrants if the underlying common stock has been registered with the SEC and is listed on one of the aforementioned exchanges and has traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for twenty consecutive trading days. The Company is required to file a registration statement with the SEC within 120 days after closing the private offering of Preferred Stock and warrants to register the shares of common stock issued or issuable upon conversion of the Preferred Stock (including shares issued as dividends) and the exercise of the warrants. The warrants were valued using the Black-Scholes model and a portion of the gross proceeds were allocated to the warrants in order to determine whether the Preferred Stock contained a beneficial conversion feature. Based upon the calculations it was determined that no beneficial conversion feature existed on the commitment date.

6. Simultaneous with closing the completion of the Preferred Stock private placement, the Company repaid three short-term bridge loans entered into on December 17, 1998, January 4 and February 17, 1999 totaling $5 million. Also, during the quarter the Company drew $1 million upon a $3 million working capital line. The borrowing bears interest at prime and is due September 30, 1999. In conjunction with the drawdown, the Company granted 166,667 warrants to purchase common stock at $1.125 per share which are exercisable for five years. The value of the warrants was determined to be $98,751 and has been recorded as a discount, which will be amortized over the life of the debt.

7. Also during the quarter, the Company rolled over a short-term loan of $750,000, which came due on May 31, 1999. The new loan earns interest at 10% and is due on May 31, 2001. In conjunction with the note, the Company issued 545,455 warrants exercisable at $1.325 per share for two years. The value of the warrants was determined to be $216,170 and has been recorded as a discount, which will be amortized over the life of the debt.

8. Subsequent to the second quarter, the Company announced that it had agreed in principle to merge with Pensat International Communications, Inc. (Pensat). Pensat, headquartered in Washington, D.C., is an FCC approved, 214 facilities-based licensed carrier, and an international provider of telecommunications services and products. Pensat has developed a Global Network Consortium (GNC), a strategic alliance of communications products and services. Pensat's principal markets are in Latin America and the Caribbean and it has offices in Washington, D.C., New York City and Omaha. In addition to its U.S. operations, Pensat also has network facilities and operations in Spain and Brazil. The closing of the transaction is subject to completion of due diligence, negotiation, execution of a definitive agreement and shareholder approval.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Pointe Communications Corporation (formerly Charter Communications International, Inc., "PointeCom" or the "Company") is an international, facilities-based communications company serving residential and commercial customers in the U.S., Central America and South America. The Company's products and services include long distance, Internet access, data transmission, private line services and local dial tone services. The Company also offers prepaid calling cards to specifically targeted demographic groups and telecommuting services to corporate clients.

     PointeCom began operations in 1995 predominately offering International Private Line ("IPL") services between the U.S. and Panama. Subsequently, the Company has secured various communications licenses in the U.S., Panama, Costa Rica, Venezuela, El Salvador, Nicaragua, Mexico, and Honduras, has acquired nine companies, and increased revenue from $544,000 in 1995 to $27.6 million in 1998. Licenses held by the Company, which vary by country, typically allow the Company to offer an array of services including international private line, long distance, Internet access, and data transmission. The Company has established an infrastructure including satellite earth stations, interconnection agreements, peripheral infrastructure, and sales and marketing channels in all of the above countries, except Honduras, to service existing and future customers. The Company also enjoys strong relationships with the responsible government agencies, telephone company authorities and international carriers.

     Since its inception, the Company has been focused on providing businesses with dedicated voice and data services via its private line network. The Company's primary retail offerings have been Internet access and prepaid calling cards. As a result of a growing trend in the industry brought on by the Telecommunications Act of 1996 and identification of an underserved market niche, the Company has adopted a strategy to provide a full array of bundled telecommunications and network services to both commercial and residential customers with particular focus on ethnic communities in "paired" U.S and international markets. In the U.S., the Company's focus is on communities with large Hispanic populations. Internationally, the Company has targeted complementary markets with telecommunications traffic patterns that correspond with the paired U.S. target markets. Management believes that originating and terminating traffic between domestic and international cities that share the Company as a common network carrier will provide significant competitive, marketing, and cost advantages.

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

     The Company anticipates that its strategy will permit it to establish and maintain profitable growth while developing as a local service provider and long distance carrier. The Company is attempting to position itself as a cost efficient, reliable alternative to Incumbent Local Exchange Carriers ("ILECs") by providing bundled telecommunication services tailored specifically to the needs of certain ethnic groups in paired domestic and international markets. The Company is implementing a facilities based infrastructure on a staged basis in certain identified markets with the ultimate objective of being a full-service Competitive Local Exchange Carrier ("CLEC") with a low-cost base of operations.

     As part of its implementation plan, the Company is currently establishing an international backbone for both voice and data switching in and between Houston, Texas; Atlanta, Georgia; Miami, Florida; New York, New York; Los
Angeles, California; San Juan, Puerto Rico; and San Salvador, El Salvador. Future plans include similar network infrastructure in other U.S. and South
American and Central American locations. The Company anticipates that this network will provide PointeCom with a lower cost basis for its existing business and a unique partnering opportunity with foreign Postal, Telephone and Telegraph companies ("PTTs"). The network should also provide significant marketing advantages and cost savings to its existing prepaid calling card and telecommute solutions product lines. Failure of the Company to raise all or a significant portion of the funds needed to build this network could materially adversely affect the Company's planned and continuing operations.

     Subsequent to the second quarter, the Company announced that it had agreed in principle for Pensat International Communications, Inc. ("Pensat") to merge with and into the Company. Pensat, headquartered in Washington, D.C., is an FCC approved, 214 facilities-based licensed carrier, and an international provider of telecommunications services and products. Pensat has developed a Global Network Consortium (GNC), a strategic alliance of international telecommunication providers from various countries that offer communications products and services. Pensat's principal markets are in Latin America and the Caribbean and it has offices in Washington, D.C., New York City and Omaha. In addition to its U.S. operations, Pensat also has network facilities and operations in Spain, Venezuela, Chile and Brazil. Pensat's management comes with many combined years of experience focused on the international telecommunications market. Pensat provides expanded network capacity to countries where the Company currently does not have a presence, which would enable the Company to expand upon its US Hispanic to Latin America "paired market" strategy. The merger would enable the Company to increase revenue while at the same time reduce marginal cost as a result of network efficiencies. Additionally, the merger would enable the Company to capitalize on economies of scale as duplicate overhead costs are identified and eliminated. The closing of the transaction is subject to completion of due diligence, negotiation and execution of a definitive agreement, and shareholder approval.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the three months ended June 30, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                 JUNE 30,             JUNE 30,
                                   1999                 1998
                                        % of                % of
                                      Revenues             Revenues
                           ---------  ---------  --------  -------
Revenues:
   Communications
      services & products  $ 12,579       95.6%  $ 4,553     86.3%
   Internet connection
      services. . . . . .       575        4.4       722     13.7
                           ---------  ---------  --------  -------
          Total revenues.    13,154      100.0     5,275    100.0
Cost and expenses:
  Cost of services
      & products. . . . .    12,135       92.2     3,740     70.9
   Selling, general and
      Administrative. . .     3,874       29.5     2,142     40.6
   Depreciation and
      Amortization. . . .     1,065        8.1       754     14.3
                           ---------  ---------  --------  -------
   Total costs
         and expenses . .    17,074      129.8     6,636    125.8
                           ---------  ---------  --------  -------

   Operating loss . . . .    <3,920>     <29.8>   <1,361>   <25.8>

Interest expense, net . .    <1,537>     <11.7>     <277>    <5.3>
Other income. . . . . . .        <->        <->    1,646     31.2

Net loss. . . . . . . . .    <5,457>     <41.5>        8        -

Net loss per share. . . .  $  <0.13>             $  0.00

Shares used in computing:
net loss per share. . . .    45,404               43,468

     Consolidated revenues for the combined lines of business for the three months ended June 30, 1999 and 1998 were $13,154,000 and $5,275,000 respectively. The increase in revenue was principally the result of increased prepaid calling card sales, primarily driven by increased distribution of "off-net" card sales within the U.S. Hispanic community. Other increases came from international private line, mainly to Costa Rica, and the telecommuting services business, which began operations in the first quarter of 1998. Cost of services and products for the quarter ended June 30, 1999 were $12,135,000 and $3,740,000 for the comparable quarter in 1998, yielding gross profit margins of 7.7% for 1999 and 29.1% for the same period in 1998. Gross profit margins were adversely affected by the fact that prepaid calling card revenues, which generally carry a lower margin than the Company's other products, represented a higher proportion of total revenues in 1999 than in 1998. Also, contributing to the lower margins were sales of "off-net" prepaid calling cards (i.e., other carriers cards, by a distributor acquired during 1999, which carry a lower margin than revenues earned on Company provided cards). Contributing further to the decreased margins were significant dedicated costs associated with the carrier terminating services business, which were incurred in advance of revenues. Management anticipates margins to increase during the third quarter of 1999 as carrier terminating revenues are added with little additional fixed cost and as the Company expands its ATM based network.

     Selling, general, and administrative ("SG&A") expenses for the second quarter of 1999 were $3,874,000 or 29.5% of sales compared to $2,142,000 or 40.6% of sales for the same quarter in 1998. The overall increase in expenses was primarily attributable to expansion of the Company's operations. This trend is expected to continue throughout the year as the Company executes upon its plan to build a US based CLEC operation. While SG&A increased nominally, the Company was able to gain economies of scale reflected by the lower SG&A as a proportion of sales in 1999. The Company anticipates benefiting further from economies of scale.

     Depreciation and amortization expense was $1,065,000 for the second quarter of 1999 compared to $754,000 for the second quarter of 1998. The increase is attributable to the increase in property, plant and equipment and amortization associated with the acquisitions completed during 1998.

     Interest expense was $1,537,000 and $277,000 for the quarters ended June 30, 1999 and 1998, respectively. Interest expense increased significantly during 1999 because of a number of new debt instruments entered into in late 1998 and during the first quarter of 1999. These include $10.0 million in bridge loans, $6.2 million in capital leases and $900,000 in promissory notes. Approximately $650,000 of the interest expense during the second quarter of 1999 was related to amortization of discounts associated with warrants issued in conjunction with various debt instruments.

     There was no income tax benefit recorded in either 1999 or 1998, as management recorded a valuation reserve because of the uncertainty of the timing of future taxable income. The net loss and gain for the quarters ended June 30, 1999 and 1998, were approximately $5,457,000 or $0.13 per share and $8,000 or $0.00 per share, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to affiliates and outside investors.

     During the first quarter of 1999, in private placement offerings, the Company entered into three promissory notes with a principal amount totaling $9.0 million. In conjunction with the notes, the Company issued warrants to purchase 1.52 million and 5 million shares of common stock at $1.00 per share for three years and eight months, respectively. During the second quarter, the Company completed a private placement of $30.24 million of $0.01 par value Class A Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase 10,800,000 shares of common stock. The net proceeds from the private placement totaled $28.1 million and have been used to repay $4.0 million of promissory notes as well as $1.4 million of other various debts, purchase assets of approximately $3.5 million and offset the Company's operating cash flow deficit of approximately $8.0 million.

     The Company estimates that it will need approximately $65.5 million to fund existing operations during the next year, including approximately $9.5 million to fund debt due over the next twelve months and $56.0 million to fund capital expenditures for the upcoming year. As of the end of the second quarter the Company had approximately $20.0 million on hand. During 1998, a subsidiary of the Company entered into a master lease facility with a major telecommunications equipment vendor to purchase $10.0 million of equipment. As of June 30, 1999, $762,000 had been drawn upon under this facility. During the first quarter of 1999, the Company entered into a $25.0 million master lease facility and $3.0 million working capital line of credit with this same vendor. As of June 30, 1999, the Company had drawn down only $1.3 under the master lease and $1.0 million under the working capital line of credit. Additionally, the Company is working on negotiating a $15.0 million line of credit with another major vendor. The Company intends to use these vendor lines of credit to finance most of its acquisition of capital assets for the next year. Additional means of financing will be sought if necessary and may include but would not be limited to bank loans and private placements of debt and/or equity. Additionally, the Company may realize proceeds from exercise of outstanding warrants and options. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company, or at all. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", which amends statement No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not expect it to have a material impact on its financial statements.

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

MARKET  RISKS

     Management believes the Company's exposure to market rate fluctuations on its investments is nominal due to the short-term nature of those investments. To the extent the Company has borrowings outstanding under credit facilities which bear variable interest rates there is market risk relating to changes in these rates. The Company does not believe its exposure represents a material risk to the financial statements.

     The Company has operations in Central and South America, which expose it to currency exchange rates risks. To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term principally as the significant majority of the Company's activities are settled in the US Dollar. If, however, there was a 10 percent sustained decline in these currencies versus the U.S. dollar, then the consolidated financial statements could be affected as our international operations represented approximately 3.5% of our total assets as of June 30, 1999 and 8.0% and 7.7% of our total revenues and net loss for the year ended June 30, 1999, respectively.

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

                                     PART II
                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     None.


ITEM  2.     CHANGES  IN  SECURITIES

1. In the second quarter, the Company completed a $30 million private placement offering of 10,080 shares of the Company's $0.01 par value Class A Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase 10,800,000 shares of common stock to accredited investors including institutional investors. The private placement was exempt under section 4(2) of the Act. The private placement was co-managed by Credit Suisse First Boston and Breckenridge Securities Corporation. Net proceeds from this offering totaled $28.1 million and will be used to fund network expansion, repay indebtedness and fund operations. Commissions paid totaled $1.8 million and 432,000 warrants to purchase common stock at $1.40 per share. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. Each share of Preferred Stock is convertible at the holders option into common stock at a conversion price of $1.40 per share (subject to adjustment for certain diluting issues) at any time while the Preferred Stock remains outstanding. The Company may require the conversion of all of the Preferred Stock as follows: (a) in conjunction with an offering of the Company's common stock in a firm commitment underwritten public offering at a purchase price of $4.00 per share (subject to adjustment for certain diluting issues) yielding net proceeds of $30 million or (b) one year after issuance if the common stock shall have been listed for trading on the New York Stock Exchange, American Stock Exchange or the Nasdaq National Market System and the common stock shall have traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for twenty consecutive trading days and the average daily value of shares traded during that twenty day period was at least $1.0 million. On the twelfth anniversary, if the Preferred Stock is still outstanding and the underlying common stock has been listed on one of the aforementioned exchanges, the Company is required to exchange the Preferred Stock for common stock at a conversion price equal to the average trading price for the twenty consecutive trading days immediately prior to the exchange date.

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

2. Also during the quarter, the Company rolled over a short-term loan of $750,000, which came due on May 31, 1999. The new loan earns interest at 10% and is due on May 31, 2001. In conjunction with the note, the Company issued
545,455 warrants exercisable at $1.325 per share for two years. The warrants were issued in a private placement to an accredited investor, which was exempt under section 4(2) of the Act. No underwriter was used in the placement.


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


                              POINTE  COMMUNICATIONS  CORPORATION



Date:  August  23,  1999           By:  /s/  Stephen  E.  Raville
                                            ----------------------------------
                                            Stephen  E.  Raville
                                            Chief  Executive  Officer



Date:  August  23,  1999           By:  /s/  Patrick  E.  Delaney
                                            ----------------------------------
                                            Patrick  E.  Delaney
                                            Chief  Financial  Officer