Form 10QSB
period 1999-09-30
POINTE COMMUNICATIONS CORP
filed 1999-11-15
CIK 842305

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark  One)

[  X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  quarterly  period  ended  September  30,  1999

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 1999: 51,017,963


Transitional  Small  Business  Disclosure  Format:

Yes           No   X
     ---          ---

                                     PART I

ITEM  1.     FINANCIAL  STATEMENTS

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1999


                                                               September 30,    December 31,
                                                                   1999             1998
                                                              ---------------  --------------
                                                                (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                     $   31,204,888   $   1,255,199
Restricted cash                                                      720,028         185,000
Accounts receivable, net of allowance for
  doubtful accounts of $1,038,074  and $900,000
  at September 30, 1999 and December 31, 1998, respectively        4,679,614       3,686,153
Accounts receivable-- affiliate, net                                 371,204         215,337
Notes receivable                                                     690,030               -
Inventory, net                                                     1,453,075         652,187
Prepaid expenses and other                                           586,720         263,249
                                                              ---------------  --------------

  Total current assets                                            39,705,559       6,257,125
                                                              ---------------  --------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery                                           20,490,456      14,168,428
Earth station facility                                             1,234,071         835,527
Software                                                           2,171,713       1,732,700
Furniture and fixtures                                               930,974         578,698
Other                                                              1,464,093       1,157,344
                                                              ---------------  --------------
                                                                  26,291,306      18,472,697
Accumulated depreciation and amortization                         (5,987,954)     (3,984,392)
                                                              ---------------  --------------
  Property and equipment, net                                     20,303,352      14,488,305
                                                              ---------------  --------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $2,032,386 and $1,544,360,
  at September 30, 1999 and December 31, 1998, respectively       17,798,578      17,709,865
Acquired customer bases, net of accumulated
  amortization of $1,232,661 and $969,182
  at September 30, 1999 and December 31, 1998, respectively          913,835         844,543
Other intangibles, net of accumulated
  amortization of $1,590,981 and $1,184,062
  at September 30, 1999 and December 31, 1998, respectively        1,453,496       1,848,762
Other                                                              2,032,025       1,073,279
                                                              ---------------  --------------

  Total other assets                                              22,197,934      21,476,449
                                                              ---------------  --------------

  TOTAL ASSETS                                                $   82,206,845   $  42,221,879
                                                              ===============  ==============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.


               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1999



                                                               September 30,    December 31,
                                                                   1999             1998
                                                              ---------------  --------------
                                                                (Unaudited)
CURRENT LIABILITIES:
Current portion of notes payable                              $    5,487,130   $   3,728,062
Current portion of lease obligations                               2,319,650       1,273,298
Lines of credit                                                      750,000       1,000,000
Loans from stockholders                                              200,000         670,000
Accounts payable                                                   4,734,389       6,214,952
Accounts payable-- affiliate                                               -          68,000
Accrued liabilities                                                4,459,181       2,346,622
Unearned revenue                                                   2,209,168       2,928,990
                                                              ---------------  --------------
  Total current liabilities                                       20,159,518      18,229,924
                                                              ---------------  --------------

LONG TERM LIABILITIES:
Capital and financing lease obligations                            9,487,028       7,128,451
Convertible debentures                                             1,000,000       1,180,000
Senior subordinated notes                                            712,778         690,278
Notes payable and other long term obligations                     21,995,233         626,022
                                                              ---------------  --------------
  Total long term liabilities                                     33,195,039       9,624,751
                                                              ---------------  --------------

MINORITY INTEREST                                                  1,981,959       1,981,959
                                                              ---------------  --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
  authorized, 10,539 and - shares issued and
  outstanding at September 30, 1999 and
  December 31, 1998, respectively                                        101               -
Common stock, $0.00001 par value; 100,000,000 shares
  authorized; 46,017,963 and 45,339,839 shares outstanding
  at September 30, 1999 and December 31, 1998, respectively              460             454
Additional paid-in-capital                                        74,244,598      43,137,654
Accumulated deficit                                              (47,374,830)    (30,752,863)
                                                              ---------------  --------------
  Total stockholders' equity                                      26,870,329      12,385,245
                                                              ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   82,206,845   $  42,221,879
                                                              ===============  ==============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             FOR THE THREE AND NINE
                    MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                           Three Months        Nine Months       Three Months        Nine Months
                                               Ended              Ended              Ended              Ended
                                          Sept.  30, 1999    Sept.  30, 1999    Sept.  30, 1998    Sept.  30, 1998
                                         -----------------  -----------------  -----------------  -----------------
                                            (Unaudited)        (Unaudited)
 REVENUES:
   Communications services and products  $     12,429,472   $     35,942,615   $      8,274,547   $     16,092,879
   Internet connection services                   535,979          1,730,428            734,440          2,210,278
                                         -----------------  -----------------  -----------------  -----------------
   Total revenues                              12,965,451         37,673,042          9,008,987         18,303,157
                                         -----------------  -----------------  -----------------  -----------------

 COSTS AND EXPENSES:
   Cost of services and products               12,504,624         34,885,784          7,234,752         14,304,982
   Selling, general, and administrative         4,869,379         11,576,811          2,317,111          6,457,010
   Nonrecurring Charge                                  -                  -            185,812            185,812
   Depreciation and amortization                1,109,634          3,221,028            793,143          2,299,709
                                         -----------------  -----------------  -----------------  -----------------
   Total costs and expenses                    18,483,637         49,683,623         10,530,818         23,247,513
                                         -----------------  -----------------  -----------------  -----------------

 OPERATING LOSS                                (5,518,186)       (12,010,581)        (1,521,831)        (4,944,356)
                                         -----------------  -----------------  -----------------  -----------------


 INTEREST EXPENSE, NET                           (487,376)        (3,111,432)          (313,587)          (851,556)
 OTHER INCOME                                      15,532             15,532                  -          1,645,769
                                         -----------------  -----------------  -----------------  -----------------

 NET LOSS BEFORE INCOME TAXES                  (5,990,031)       (15,106,481)        (1,835,418)        (4,150,143)
 INCOME TAX BENEFIT                                     -                  -                  -                  -
                                         -----------------  -----------------  -----------------  -----------------

 NET LOSS                                $     (5,990,031)  $    (15,106,481)  $     (1,835,418)  $     (4,150,143)
                                         =================  =================  =================  =================

 NET LOSS PER SHARE -
    BASIC AND DILUTED                    $          (0.15)  $          (0.36)  $          (0.04)  $          (0.10)
                                         =================  =================  =================  =================

 SHARES USED IN COMPUTING
 NET LOSS PER SHARE                            45,595,251         45,465,792         44,650,816         40,800,401
                                         =================  =================  =================  =================

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED  STATEMENT OF CASH FLOWS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1999



                                                            Nine Months
                                                               Ended
                                                           Sept. 30, 1999
                                                          ----------------
                                                            (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $   (15,106,481)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                             3,221,028
      Bad debt expense                                            203,413
      Amortization of discounts on debt and lease
        obligations                                             1,756,440
      Other                                                       (64,550)
      Changes in operating assets and liabilities:
         Accounts receivable, net                              (1,196,874)
         Accounts receivable-- affiliate, net                    (155,866)
         Notes receivable                                        (690,030)
         Inventory                                               (800,888)
         Prepaid expenses                                        (323,471)
         Other assets                                          (1,432,275)
         Accounts payable, accrued and other liabilities          587,265
         Accounts payable-- affiliate                             (68,000)
         Unearned revenue                                        (719,822)
                                                          ----------------
              Total adjustments                                   316,369
                                                          ----------------
              Net cash used in operating activities           (14,790,112)
                                                          ----------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          (3,647,733)
   Restricted cash                                               (557,028)
   Acquisition of businesses                                     (137,140)
                                                          ----------------
              Net cash used in investing activities            (4,341,901)
                                                          ----------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of Class B Notes, net               20,836,296
    Proceeds from issuance of preferred stock, net             28,068,784
    Repayment of lease obligations, net                          (827,563)
    Repayment of lines of credit, net                            (250,000)
    Repayment of loans from shareholders, net                    (470,000)
    Repayment of convertible debentures                           (80,000)
    Proceeds from notes payable, net                            1,804,185
                                                          ----------------
              Net cash provided by financing activities        49,081,702
                                                          ----------------

 INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS              29,949,689
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                            1,255,199
                                                          ----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    31,204,888
                                                          ================

           The accompanying Notes to Consolidated Financial Statements are an integral part of this Statement.

                        POINTE COMMUNICATIONS CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS



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

2. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. For the periods presented, the effect of common stock equivalents was antidilutive, as a result, basic and diluted net loss per share are the same. The following table has been added to reconcile Net loss per the Statement of Operations to Net loss used in calculating Net loss per share. The difference represents payment of dividends on the Class A Preferred Stock with additional shares of Preferred Stock.

                                Three Months      Three Months      Nine Months       Nine Months
                                   Ended             Ended             Ended             Ended
                               Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
                              ----------------  ----------------  ----------------  ----------------
Net income/(loss). . . . . .       (5,990,031)       (1,835,418)      (15,106,481)       (4,150,143)
Preferred stock dividend . .         (928,188)                -        (1,375,574)                -
                              ----------------  ----------------  ----------------  ----------------
Net income/(loss) available
   for common stockholders .       (6,918,219)       (1,835,418)      (16,482,055)       (4,150,143)
                              ================  ================  ================  ================
Net loss per share . . . . .  $         (0.15)  $         (0.04)  $         (0.36)  $         (0.10)
                              ================  ================  ================  ================
Shares used in computing
  net loss per share . . . .       45,595,251        44,650,816        45,449,923        40,800,401
                              ================  ================  ================  ================

4. There was no provision for or cash payment of income taxes for the three or nine months ended September 30, 1999 and 1998, respectively, as the Company had net taxable losses for 1999 and 1998, respectively, and anticipates a net taxable loss for the year ended December 31, 1999.

5. During the quarter ended September 30 1999, the Company completed a $21 million private placement offering of Convertible Promissory Notes (the "Notes"). The Notes accrue interest at 12% per annum compounded quarterly and payable in kind at maturity. The Notes are manditorily convertible upon the earlier of December 31, 1999, or the closing of the Pensat Transaction (which includes a merger with Pensat Communications International, Inc. and the issuance Class C Convertible Senior Preferred Stock) at which time they automatically convert into 7,000 shares of the Company's $0.01 par value Class B Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase Common Stock. The Preferred Stock is convertible into Common Stock of the Company at a conversion price equal to the conversion price of the Class C Convertible Preferred Stock contemplated to be issued in connection with the Pensat Transaction, not to exceed $2.16 per share. If the Notes have not been converted prior to December 31, 1999, the conversion price of the Preferred Stock will be equal to $1.75. The number of warrants to be issued to the Holders of the Notes will be equal to 75% of the number of shares of Common Stock to be issued upon conversion of the Preferred Stock. The exercise price of the warrants will be 108% of the conversion price of the Preferred Stock. There was no underwriter used in the transaction. Net proceeds from this offering totaled $20.8 million and will be used to fund network expansion, repay indebtedness and fund operations. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. The dividend and liquidation rights of the Preferred Stock will be parri passu with the Class A Convertible Senior Preferred Stock. The Company will be required to file a registration statement with the SEC within 120 days after conversion of the Notes to register the shares of common stock issued or issuable upon conversion of the Preferred Stock (including shares issued as dividends) and the exercise of the warrants.

6. During the quarter, HTC Communications, LLC ("HTC"), a California limited liability company licensed as a Competitive Local Exchange Carrier ("CLEC") in California merged with and into the Company. As consideration for the merger the Company will issue 600,000 shares of Common Stock to the members of HTC subject to the satisfaction by the members of opening two competitive local exchange markets for the Company within twelve months of the closing date of the merger. At the same time, the Company entered into thirty-six month employment agreements with two of the members of HTC for the purpose of development and oversight of the Company's CLEC operations. In addition to base compensation and participation in the recently adopted Market Value Appreciation Stock Option Plan (Note 7), the agreements entitle the employees to receive options to purchase up to a total of 1.1 million shares of the Company's Common Stock at a strike price of $1.90, under the Company's Pay for Performance plan (note 7). Vesting of such options is according to a schedule, which includes a specified number of shares for opening each of eight CLEC markets for the Company over the term of the employment agreements.

7. During the quarter, the Company's Board of Directors adopted two new stock option plans and an employee stock purchase plan. The new option plans include the Executive Market Value Appreciation Plan (the "Market Value Plan") and the Pay for Performance Stock Option Plan (the "Pay for Performance Plan"; collectively the "Plans"). Options granted under the Plans are intended to qualify as Incentive Stock Options to the extent possible within the meaning of section 422 of the Code. The Market Value Plan calls for a maximum aggregate number of 5,000,000 shares of the Company's common stock to be optioned under the plan. The Term of the plan is from adoption by the Board until January 31, 2009. The term of the options shall not exceed ten years from the date of grant. Options become vested on December 31st of each year outstanding at the rate of 5% of the options granted for each $1.00 of increase in the Company's stock price, and they become contingently vested in an equal number of shares but may not exercise until fully vested. The contingently vested options become fully vested on the following December 31st assuming the stock price is at least the same as that on the previous December 31st when they became contingently vested. Any optioned shares that have not vested after the seventh full year shall vest pro rata on December 31st of years eight, nine and ten. The Pay for Performance Plan calls for a maximum aggregate number of 2,000,000 shares of the Company's common stock to be optioned under the plan. The Term of the plan is from adoption by the Board until January 31, 2009. The term of the options shall not exceed ten years from the date of grant. Options become eligible for accelerated vesting based upon achievement of Company, division and individual objectives as determined on December 31st of the year of grant. Options eligible for accelerated vesting vest ratably on three consecutive December 31st beginning in the year of grant. Optionees are eligible to vest in up to 120% of the amount granted. Any optioned shares that have not vested after the fifth year shall vest pro rata on December 31st of years six and seven. During the quarter, the Company granted options to purchase 3.6 million shares under the Market Value Plan and options to purchase 550,000 shares under the Pay for Performance plan all at an exercise price of $1.75.

8. During the quarter, the Company issued 300,000 shares of Common Stock to acquire the remaining 22% minority ownership in Charter Communications de Venezuela.

9. Subsequent to quarter end, the $5,000,000 Promissory Note issued March 8, 1999 which was due November 8, 1999 was repaid. Simultaneous with the repayment the note holders exercised their warrants to purchase 5,000,000 shares of common stock at $1.00 per share.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Pointe Communications Corporation (formerly Charter Communications International, Inc., "PointeCom" or the "Company") began operations in 1995 predominately offering International Private Line ("IPL") services between the U.S. and Panama. Subsequently, the Company has secured various communications licenses in the U.S., Panama, Costa Rica, Venezuela, El Salvador, Nicaragua, Mexico, and Honduras, acquired ten companies, entered the prepaid long distance and telecommuting services markets and increased revenue from $544,000 for the year ended 31, 1995 to $37.6 million for the nine months ended September 30, 1999. Licenses held by the Company, which vary by country, typically allow the Company to offer an array of services including international private line, long distance, Internet access, and data transmission. The Company has established an infrastructure including satellite earth stations, interconnection agreements, peripheral infrastructure, and sales and marketing channels in all of the above countries, except Honduras, to service existing and future customers. The Company also enjoys strong relationships with the responsible government agencies, telephone company authorities and international carriers.

     During late 1998, the Company adopted a strategy to position itself as a cost efficient, reliable, full-service Competitive Local Exchange Carrier ("CLEC") tailored specifically to the needs of the Hispanic Community in the US and in South & Central America. In the U.S., the Company's focus is on major cities with large Hispanic populations. Internationally, the Company targets complementary markets with telecommunications traffic patterns that correspond with the paired U.S. target markets. The Company's strategy assumes that there exists (i) a significant population in the U.S. that is dissatisfied with its current telecommunications service, (ii) substantial demand for telecommunications services in the U.S. Hispanic population, (iii) a lack of ready access to telephony services in Latin America for a substantial portion of the population, and (iv) a natural synergy and cost advantage in providing local services in both the U.S. and Latin America to meet basic telephony needs along with bundled services to meet more advanced communications requirements between the U.S. and Latin America.

     In an effort enhance its CLEC management team and to gain accelerated access to the West Coast during the third quarter, HTC Communications, LLC ("HTC"), a California limited liability company licensed as a Competitive Local Exchange Carrier ("CLEC") in California merged with and into the Company. The management team from HTC assumed leadership of the Company's CLEC operations. Their management team has over 70 years of combined experience in the telecommunications industry including a CEO who was formerly General Manager of a division at Pacific Bell, responsible for marketing and offering services to more than 1.1 million Hispanic customers and generating over $350 million in annual revenues. Funding for the newly adopted strategy was obtained during the second and third quarters of 1999. Construction of central switching facilities and co-location sites at the various Incumbent Local Exchange Carriers ("ILECs") end offices is currently under way in Los Angeles and Miami. These initial sites are expected to be operational by the end of the first quarter of 2000.

     As a complement to its strategy to become a full-service CLEC in the US and Latin America, the Company is establishing an Asynchronous Transfer Mode ("ATM") fiber transport network for both voice and data switching. The network initially includes Houston, Texas; Atlanta, Georgia; Miami, Florida; New York, New York; Los Angeles, California; San Salvador, El Salvador; and Lima; Peru. Future plans include similar network infrastructure in other U.S. and South American and Central American locations. The network will allow the Company to efficiently carry traffic for its CLEC operation and will also serve to expand the market reach and lower the cost basis of its existing prepaid long distance services business. Additionally, the network allows the Company to enter the wholesale carrier business by capitalizing on unique partnering opportunities with interconnected foreign Postal, Telephone and Telegraph companies ("PTTs"). The network became partially operational during the first quarter of 1999, however, due to unforeseen technical difficulties with the leading edge technology, the Company has yet to realize the anticipated results. The network is expected to carry significant traffic toward the end of the fourth quarter or beginning of the first quarter of 2000.

     As previously reported, the Company agreed in principle to merge with Pensat International Communications, Inc. ("Pensat") with the Company being the surviving entity. Pensat, headquartered in Washington, D.C., is an FCC approved, 214 facilities-based licensed carrier, and an international provider of telecommunications services and products. Pensat has developed a Global Network Consortium (GNC), a strategic alliance of international telecommunication providers from various countries that offer communications products and services. Pensat's principal markets are in Latin America and the Caribbean and it has offices in Washington, D.C., New York City and Omaha. In addition to its U.S. operations, Pensat also has network facilities and operations in Spain, Venezuela, Chile and Brazil. Pensat's management comes with many combined years of experience focused on the international telecommunications market. Pensat provides expanded network capacity to countries where the Company currently does not have a presence, which enables the Company to expand upon its US Hispanic to Latin America "paired market" strategy. Management anticipates that the merger will enable the Company to increase revenue while at the same time reduce marginal cost as a result of network efficiencies. Additionally, Management believes the merger will enable the Company to capitalize on economies of scale as duplicate overhead costs are identified and eliminated. The closing of the transaction is subject to Pensat raising capital in order to have a required amount of funds on hand at closing, completion of due diligence, negotiation and execution of a definitive agreement and shareholder approval. Since the previous quarterly report, Management has continued to negotiate with management of Pensat to agree on the terms of a definative agreement. Although no assurance can be given, Management anticipates that this agreement will be signed in the fourth quarter and will close in the first quarter of 2000.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the three months ended September 30, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                            SEPTEMBER 30,        SEPTEMBER 30,
                               1999                 1998
                                          % of                % of
                                        Revenues            Revenues
                                      ----------            -------
Revenues:
   Communications
      services & products  $  12,429       95.9%  $  8,275    91.9%
   Internet connection
      services. . . . . .        536        4.1        734     8.1
                           ---------  ----------  --------  -------
          Total revenues.     12,965      100.0      9,009   100.0
Cost and expenses:
  Cost of services
      & products. . . . .     12,505       96.5      7,235    80.3
   Selling, general and
      Administrative. . .      4,869       37.5      2,317    25.7

Nonrecurring charge . . .          -          -        186     2.1
   Depreciation and
      Amortization. . . .      1,109        8.5        793     8.8
                           ---------  ----------  --------  -------
   Total costs
         and expenses . .     18,483      142.5     10,531    116.9
                           ---------  ----------  --------  -------

   Operating loss . . . .    <5,518>     <42.5>    <1,522>  <16.9>
                           ---------  ----------  --------  -------

Interest expense, net . .      <487>      <3.7>      <313>   <3.5>
Other income. . . . . . .         15          -          -       -

                           ---------  ----------  --------  -------
Net loss. . . . . . . . .    <5,990>     <46.2>    <1,835>  <20.4>
                           ---------  ----------  --------  -------

Net loss per share. . . .  $  <0.15>              $ <0.04>

Shares used in computing:
net loss per share. . . .     45,595               44,651

     Consolidated revenues for the combined lines of business for the three months ended September 30, 1999 and 1998, were $12,965,000 and $9,009,000 respectively. The increase in revenue was principally the result of increased prepaid calling card sales, primarily driven by increased distribution of "off-net" card sales within the U.S. Hispanic community. Other increases came from international private line, mainly to Costa Rica. Cost of services and products for the quarter ended September 30, 1999, were $12,505,000 and $7,235,000 for the comparable quarter in 1998, yielding gross profit margins of 3.5% for 1999 and 19.7% for the same period in 1998. Gross profit margins were adversely affected by the fact that prepaid calling card revenues, which generally carry a lower margin than the Company's other products, represented a higher proportion of total revenues in 1999 than in 1998. Also, adversely affecting margins was a one-time charge of approximately $450,000 related primarily to a settlement with Satelites Mexicanos, SA de CV for satellite services on their Region I satellite. The settlement entitles the Company to use the space segment for approximately another year; however, the Company is not able to use the space at this time since all international satellite traffic is carried on the Region II and Satmex V satellites. Therefore, management has accrued for future satellite lease costs in this quarter. Further, contributing to the decreased margins were significant dedicated costs associated with the carrier terminating services business with little associated revenue. Management expects margins to increase during the fourth quarter of 1999 as carrier terminating revenues are added with little additional fixed cost and as the Company expands its ATM based network.

     Selling, general, and administrative ("SG&A") expenses for the third quarter of 1999 were $4,869,000 or 37.5% of sales compared to $2,317,000 or 25.7% of sales for the same quarter in 1998. The overall increase in expenses was primarily attributable to expansion of the Company's operations. A significant area of increase came from addition of management, marketing, engineering and administrative additions necessary to fulfill the Company's Competitive Local Exchange Carrier ("CLEC") business plan. This trend is expected to continue throughout the year as the Company executes upon its plan which anticipates revenues from its CLEC operations beginning during the second quarter of 2000.

     Depreciation and amortization expense was $1,109,000 for the third quarter of 1999 compared to $793,000 for the third quarter of 1998. The increase is attributable to the increase in property, plant and equipment and amortization of intangibles resulting from acquisitions completed during 1998 and 1999.

     Interest expense was $487,000 and $313,000 for the quarters ended September 30, 1999 and 1998, respectively. Interest expense increased during 1999 because of a number of new debt instruments entered into in late 1998 and during the first quarter of 1999. These include $11.0 million in bridge loans, $6.2 million in capital leases and $750,000 in new promissory notes. Approximately $179,000 of the interest expense during the third quarter of 1999 was related to amortization of discounts associated with warrants issued in conjunction with various debt instruments.

     There was no income tax benefit recorded in either 1999 or 1998, as management recorded a valuation reserve because of the uncertainty of the timing of future taxable income. The net loss for the quarters ended September 30, 1999 and 1998, were approximately $5,990,000 or $0.15 per share and $1,835,000 or  $0.04  per  share,  respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has primarily financed its operations to date through private sales of equity securities and debt to affiliates and outside investors. During the first quarter of 1999, in private placement offerings, the Company entered into three promissory notes with principal amounts totaling $9.0 million. In conjunction with the notes, the Company issued warrants to purchase 1.52 million and 5 million shares of common stock at $1.00 per share exercisable for three years and eight months, respectively. During the second quarter, the Company completed a private placement of $30.24 million of $0.01 par value Class A Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase 10,800,000 shares of common stock. The net proceeds from the private placement totaled $28.1 million. During the third quarter of 1999, the Company completed a $21.0 million private placement offering of 12% Convertible Promissory Notes (convertible into Class B Convertible Senior Preferred Stock). Proceeds from these offerings have been used to repay $6.0 million of promissory notes as well as $2.8 million of other various notes and capital leases, purchase assets of approximately $4.0 million and offset the Company's operating cash flow deficit of approximately $14.8 million.

     The Company estimates that it will need approximately $55.0 million to fund existing operations through the end of 2000, including approximately $3.7 million to fund debt due over the next twelve months, $50.0 million to fund capital expenditures and $1.3 million to fund operating cash flow. As of the end of the third quarter, the Company had approximately $31.2 million on hand. During the first quarter of 1999, the Company entered into a $25.0 million master lease facility. As of September 30, 1999, the Company had drawn down $6.0 million under the master lease. Additionally, the Company is negotiating a $15.0 million line of credit with another major vendor. The Company intends to use these vendor lines of credit to finance the majority of its acquisition of capital assets for the next year. To fund the Company's operations, additional means of financing will be sought if necessary and may include, but would not be limited to, bank loans and private placements of debt and/or equity. Additionally, the Company may realize proceeds from the exercise of outstanding warrants and options. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company, if at all. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations.

     The Company has not generated net cash from operations for any period presented. The net cash used in operating activities for the nine months ended September 30, 1999 was $14.7 million. Management anticipates that the Company will not generate cash from operations during 2000. However, anticipated net operating cash generated from prepaid calling card products and services as well as carrier wholesale services are anticipated to mitigate net operating cash expenditures expected during the development of the CLEC business. While the Company believes it currently has adequate resources available to achieve its potential expansion plans noted in "Management's Discussion and Analysis" through the end of 2000, any increases in the Company's growth rate, shortfalls in anticipated revenues or increases in anticipated expenses could have a material adverse effect on the Company's liquidity and capital resources and would either require the Company to raise additional capital from public or private debt or equity or scale back operations. Additionally, the Company does not currently have adequate resources available to achieve all of its potential expansion plans noted in "Management's Discussion and Analysis" subsequent to the 2000 and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional future private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement during the first quarter of 1999 and it did not have a material impact on the Company's financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. The Company adopted this statement during the first quarter of 1999 and it did not have a material impact on the Company's financial statements.

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

     The Year 2000 Issue ("Y2K") is a problem resulting from computer programs being written using two digits rather than four digits to define the applicable year. Date-sensitive software may recognize a date using 00 as the year 1900 rather than 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. A team of employees has been assigned to evaluate risks to the Company with regard to Y2K. Three general areas were addressed: (a) hardware, firmware and software used in the providing of telecommunications services, (b) vendors and their hardware or software products and applications, and (c) internal information systems and physical facilities. A Contingency Plan has been developed by the team to evaluate and prepare for the risks to these general areas. The Plan provides an overview of the various businesses and business processes, identifies the critical systems and network elements, identifies the various vendors used by the Company and lists the facilities and physical plant elements that could be affected by the Y2K issue. The team used third party and proprietary checking software to identify the Y2K compliance of the hardware and software used in the providing of telecommunications services and its internal systems. The team did not identify any major areas of noncompliance. In addition, letters were mailed to each vendor used by the Company in order to request certification of the vendors' Y2K compliance. Approximately, 50% to 60% of the vendors have responded to date. The Company expects that the cost of its Y2K compliance program will be approximately $200,000. Nevertheless, achieving Y2K compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Y2K compliance, the Company's business and its results of operations could be adversely affected.


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

                                     PART II
                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     None.


ITEM  2.     CHANGES  IN  SECURITIES


1. During the quarter ended September 30 1999, the Company completed a $21 million private placement offering of Convertible Promissory Notes (the "Notes") to accredited investors. The private placement was exempt under section 4(2) of the Act. The Notes accrue interest at 12% per annum compounded quarterly which is payable in kind at maturity. The Notes mature upon the earlier of December 31, 1999, or the closing of the Pensat Transaction (which includes a merger with Pensat Communications International, Inc. and the issuance Class C Convertible Senior Preferred Stock) at which time they automatically convert into 7,000 shares of the Company's $0.01 par value Class B Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase common stock. The Preferred Stock is convertible into Common Stock of the Company at a conversion price equal to the conversion price of the Class C Convertible Preferred Stock contemplated to be issued in connection with the Pensat Transaction, not to exceed $2.16 per share. If the Notes have not been converted prior to December 31, 1999, the conversion price of the Preferred Stock will be equal to $1.75. The number of warrants to be issued to the holders of the Notes will be equal to 75% of the number of shares of common stock to be issued upon conversion of the Preferred Stock. The exercise price of the warrants will be 108% of the conversion price of the Preferred Stock. There was no underwriter used in the transaction. Net proceeds from this offering totaled $20.8 million and will be used to fund network expansion, repay indebtedness and fund operations. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. The dividend and liquidation rights of the Preferred Stock will be parri passu with the Class A Convertible Senior Preferred Stock. The Company will be required to file a registration statement with the SEC within 120 days after conversion of the Notes to register the shares of common stock issued or issuable upon conversion of the Preferred Stock (including shares issued as dividends) and the exercise of the warrants.

2. During the quarter, the Company's Board of Directors adopted two new stock option plans and an employee stock purchase plan. The new option plans include the Executive Market Value Appreciation Plan (the "Market Value Plan") and the Pay for Performance Stock Option Plan (the "Pay for Performance Plan"; collectively the "Plans"). Options granted under the Plans are intended to qualify as Incentive Stock Options to the extent possible within the meaning of section 422 of the Code. The Market Value Plan calls for a maximum aggregate number of 5,000,000 shares of the Company's common stock to be optioned under the plan. The Term of the plan is from adoption by the Board until January 31, 2009. The term of the options shall not exceed ten years from the date of grant. Options become vested on December 31st of each year outstanding at the rate of 5% of the options granted for each $1.00 of increase in the Company's stock price, and they become contingently vested in an equal number of shares but may not exercise until fully vested. The contingently vested options become fully vested on the following December 31st assuming the stock price is at least the same as that on the previous December 31st when they became contingently vested. Any optioned shares that have not vested after the seventh full year shall vest pro rata on December 31st of years eight, nine and ten. The Pay for Performance Plan calls for a maximum aggregate number of 2,000,000 shares of the Company's common stock to be optioned under the plan. The Term of the plan is from adoption by the Board until January 31, 2009. The term of the options shall not exceed ten years from the date of grant. Options become eligible for accelerated vesting based upon achievement of Company, division and individual objectives as determined on December 31st of the year of grant. Options eligible for accelerated vesting vest ratably on three consecutive December 31st beginning in the year of grant. Optionees are eligible to vest in up to 120% of the amount granted. Any optioned shares that have not vested after the fifth year shall vest pro rata on December 31st of years six and seven. During the quarter, the Company granted options to purchase 3.6 million shares under the Market Value Plan and options to purchase 550,000 shares under the Pay for Performance plan all at an exercise price of $1.75.

3. In conjunction with two employment agreements, on August 31, 1999, the Company granted options to purchase up to a total of 1.1 million shares of the Company's common stock under the Pay for Performance Stock Option Plan. Vesting of such options is according to a schedule, which includes a specified number of shares for opening each of eight CLEC markets for the Company over the term of the employment agreements. The Options were granted under the Pay for Performance Plan and are intended to qualify as Incentive Stock Options to the extent possible within the meaning of section 422 of the Code.

4. On September 1, 1999, in a private placement transaction to accredited investors, the Company issued 300,000 shares of common stock to acquire the remaining 22% minority ownership in Charter Communications de Venezuela. The private placement was exempt under section 4(2) of the Act. There was no underwriter used in the transaction.

5. The Company issued 83,333 shares of common stock upon conversion of 100,000 principal value 18% Convertible Debenture issued in August 1997. The conversion occurred during the quarter, no additional consideration was received. In September 1999, the Company issued 156,018 shares upon exercise of stock purchase rights granted in conjunction with the October 1998 acquisition of Rent-A-Line Telephone Company, LLC ("Rent-A-Line"). As consideration the rights holders forgave promissory notes due from Rent-A-Line totaling $64,550. The private placement was exempt under 4(2) of the Act. No underwriter was used in the transaction.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  STOCKHOLDERS

    None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (a)     EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  S-B

     Exhibit  27     Financial  Data  Schedule
     Exhibit  10.27     Securities  Purchase  Agreement
     Exhibit  10.28     Promissory  Note
     Exhibit  10.29     Certificate  of  Designations
     Exhibit  10.30     Voting  Agreement
     Exhibit  10.31     Executive  Market  Value  Appreciation Stock Option Plan
     Exhibit  10.32     Executive  Market  Value  Appreciation Stock Option Form
     Exhibit  10.33     Pay  for  Performance  Stock  Option  Plan
     Exhibit  10.34     Pay  for  Performance  Stock  Option  Form

     (b)     REPORTS  ON  FORM  8-K

     Reports on Form 8-K were filed during the quarter for which this report is filed as follows:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              POINTE  COMMUNICATIONS  CORPORATION



Date:  November  15,  1999           By:  /s/  Stephen  E.  Raville
                                            ----------------------------------
                                            Stephen  E.  Raville
                                            Chief  Executive  Officer



Date:  November  15,  1999           By:  /s/  Patrick  E.  Delaney
                                            ----------------------------------
                                            Patrick  E.  Delaney
                                            Chief  Financial  Officer