Form 10-K
period 1999-12-31
POINTE COMMUNICATIONS CORP
filed 2000-04-14
CIK 842305

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (MARK  ONE)

   /X/     ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                        ACT  OF  1934  (NO FEE  REQUIRED)

               FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  1999

   / /      TRANSITION  REPORT  UNDER  SECTION  13  OR 15(D) OF THE SECURITIES
                  EXCHANGE  ACT  OF  1934  (NO  FEE  REQUIRED)

       FOR  THE  TRANSITION  PERIOD  FROM  _____________  TO  ____________

                         COMMISSION FILE NUMBER 0-20843

                        POINTE COMMUNICATIONS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         NEVADA                                84-1097751
           (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)
             1325 NORTHMEADOW PARKWAY
                     ROSWELL, GEORGIA                            30076
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                  770-432-6800
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ____.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days of the filing.

     The aggregate market value of such stock on April 13, 2000, based on the average of the bid and asked prices on that date was $113,811,954.

     The number of shares of the issuer's common stock outstanding on April 13, 2000 was 51,694,189

                                    FORM 10-K

                                  ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                           Page

PART I
  Item 1.   BUSINESS                                                           1
  Item 2.   PROPERTIES                                                        27
  Item 3.   LEGAL PROCEEDINGS                                                 28
  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS               29

PART II
  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS                                                           30
  Item 6.   SELECTED FINANCIAL DATA
  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
            RESULTS OF OPERAITONS                                             31
  Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        32
  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       38
  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                  39
            ACCOUNTING AND FINANCIAL DISCLOSURE                               39

PART III
  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                    39
  Item 11.  EXECUTIVE COMPENSATION                                            43
  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                        48
  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    49

PART IV
  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K  50

                                     PART I

     FORWARD-LOOKING STATEMENTS. - This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,
as  amended.   Actual  results  could  differ  from  those  projected  in  any forward-looking statements for the reasons detailed in the "Risk Factors" below as well as in other sections of this report on Form 10-K. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements. Investors should consult the Risk Factors and the other information set forth from time to time in the Company's reports on Forms 10-QSB, 8-K, 10-KSB and Annual Report to Stockholders.

ITEM  1.     DESCRIPTION  OF  BUSINESS

     GENERAL

          Pointe Communications Corporation, formerly Charter Communications International, Inc., is an international facilities based communications company serving residential and commercial customers in the U.S., Central and South America. We and our subsidiaries provide enhanced telecommunications products and services, including:

  -  local;

  -  long  distance;

  -  Internet;

  -  international  private  line;

  -  carrier  services;

  -  prepaid  calling  card;  and

  -  telecommuting  services.

     We focus on the Hispanic community both domestically and internationally. We believe that our ethnically focused strategy and our state of the art network combine to create a unique approach to the telecommunications market.

HISTORY

     We were incorporated in Nevada on April 10, 1996, as a wholly owned subsidiary of Maui Capital Corporation, incorporated in Colorado on August 8, 1988. On April 21, 1996, Maui Capital merged with us, and as the surviving corporation, we succeeded to all the business, properties, assets and liabilities of Maui Capital. The merger's purpose was changing Maui Capital's name and state of incorporation. Maui Capital had no significant business or assets prior to September 21, 1995, when it acquired TOPS Corporation. (TOPS was named Charter Communications International, Inc., until April 10, 1996, when our name was changed so that we could incorporate in Nevada with the same name.)

     At the time of the TOPS acquisition, TOPS was the sole shareholder of Charter Communicaciones Internacionales Grupo, S.A., a Panama corporation, which was developing a private line telecommunications system in Panama and pursuing licenses to provide such services in various other Latin American countries.

Since acquiring TOPS, we (and Maui Capital, our predecessor) have sought growth, both through developing our existing businesses and acquiring complementary businesses.

     Accordingly, on January 8, 1996, we purchased 90% of Phoenix DataNet, a provider of domestic and international Internet access, for cash. We acquired the remaining 10% of Phoenix Datanet in a Stock transaction. In a stock transaction on July 31, 1996, we acquired Telecommute Solutions, which introduced new telecommuting services. On September 21, 1996, we acquired Overlook Communications International Corporation in a stock transaction that added a variety of domestic and international enhanced telecommunications and long distance services, including prepaid phone calling cards. We acquired Worldlink Communications, Inc.,a provider of prepaid long-distance calling cards, in a stock transaction on October 5, 1996.

     On June 1, 1998, we acquired Galatel Inc., a prepaid calling card distributor servicing the Hispanic community, in a cash and stock transaction. We acquired Pointe Communications Corporation ("Pointe Communications"), a Delaware Corporation, in a cash and warrant transaction on July 30, 1998. Pointe Communications had no revenue from operations prior to this acquisition. In August, 1998, our shareholders amended our Articles of Incorporation changing our name from Charter Communications International, Inc. to Pointe Communications Corporation. We acquired International Digital Telecommunications Systems, Inc. in a cash and stock transaction on August 12, 1998. International Digital is a facilities based long distance carrier of voice, data and other types of telecommunications in the Miami, Florida market. On October 1, 1998, we acquired Rent-A-Line Telephone Company, LLC, in a stock rights transaction. Rent-A-Line is a reseller of prepaid local telephone service.

     On August 31, 1999, HTC Communications, LLC, which was licensed as a Competitive Local Exchange Carrier, or CLEC, in California, merged with us. The merger enhanced our CLEC management team and accelerated our access to West Coast CLEC markets. The HTC management team assumed leadership of our CLEC operations. Their management team has over 70 years of combined experience in the telecommunications industry including a CEO who was formerly General Manager of a division at Pacific Bell, responsible for marketing and offering services to more than 1.1 million Hispanic customers and generating over $350 million in annual revenues.

     We obtained funding for our new CLEC strategy during the second and third quarters of 1999. Construction of central switching facilities and co-location sites at the various Incumbent Local Exchange Carriers end offices is currently under way in Los Angeles, San Diego and Miami. These initial sites are expected to be operational during the second quarter of 2000.

     Our principal office is located at 1325 Northmeadow Parkway, Suite 110, Roswell, Georgia 30076 and our telephone number is (770) 432-6800.

RECENT  DEVELOPMENTS

     Subsequent to year end the Company agreed to merge with Telscape International, Inc. ("Telscape") in an all-stock transaction in which each share of PointeCom will be exchanged for 0.224215 shares of Telscape common stock. The surviving company will trade under the ticker symbol "TSCP" on the Nasdaq National Market. The board of directors of both companies have agreed to the merger; however, the closing is subject to shareholder approval and certain other conditions precedent, such as Securities Exchange Commission and regulatory approval. Management believes that the merger of the combined companies creates one of the leading providers of bundled communications services in the U.S. Hispanic and paired-Latin American markets. Some of the benefits of the combined companies are:

-     An  experienced  management  team  with  a  significant  Latin  component.
- Creates an integrated communications provider catering to Hispanics in both the U.S. and Latin America, including a Telscape concession to provide domestic and international long distance service in Mexico granted to Telscape by Mexican regulators.
- Infrastructure-based strategy utilizing "Smart Build" approach including a fiber optic network under construction by Telscape in Mexico.
-     Greater  critical  mass  and  compelling  synergies  and  cost  savings.
- One of the few companies that can compete in the U.S. and Latin America as one company.

Combined company strategy addresses rapidly growing and deregulating markets with significant competitive opportunities.

STRATEGY

     Our goal is to become a leading provider of local, long distance, and Internet services to Hispanic communities in the United States and corresponding emigre countries. In doing so, we will focus on the following tenants of our business plan:

     Target  Underserved  Markets.

     We intend to capitalize on our existing business experience to further penetrate select Hispanic communities in the United States. In doing so, we will select target markets based upon favorable demographics with respect to local and long distance telephone usage, including immigration patterns, population growth and income levels. Initially, we believe we can obtain significant market share in selected U.S. metropolitan areas by providing an integrated bundle of telecommunications services directly to the Hispanic community, a segment which has favorable demographics and telecommunications traffic patterns relative to our focus on Central and South America. We believe that incumbent and competitive local exchange providers have concentrated on targeting broad markets and, with the exception of limited in-language advertising, have not focused on ethnic markets. We believe we can capitalize on the experience and customer relationships from our existing businesses to market telecommunications services effectively to the Hispanic community.

     Offer  an  Integrated  Suite  of  Telecommunications  Services.

     We offer both consumer and commercial customers an integrated suite of retail telecommunications services, including local, long distance, Internet access and data transmission. We believe there is substantial demand among residential and business customers in our target markets for an integrated package of telecommunications services. We will focus on providing value to our customers by combining competitive pricing of our bundled services with a high level of customer service and care tailored to our targeted markets. Providing local service requires appropriate licensure in each state where service is provided. We are currently certified as a Competitive Local Exchange Carrier, or CLEC in Georgia, California and Florida. We also intend to apply for certification in Texas, New York, and Puerto Rico during 2000. While we believe we will be able to obtain certifications, the outcome is not assured.

Implement Competitive Local Exchange Carrier Operations through Success Based Staged Buildout of Markets.

     We intend to implement a success based staged buildout of Competitive Local Exchange Carrier, or CLEC, operations, including both switched and dedicated local service, in selected U.S. and Latin American markets. Once we have targeted a market, rather than installing 100% of our own network (i.e. fiber and switching equipment), we will co-locate at a Incumbent Local Exchange Carrier, or ILEC, or other CLEC facilities, install a Class 5 (i.e., local service) and data switch, and use the fiber/copper provided by the ILEC or CLEC to reach the end user. We then intend to interconnect our local networks by way of leases with major wholesalers of IXC (i.e., long distance) services, thereby establishing our own local, long distance and data network. A staged buildout will allow us to implement our market pairing strategy and to improve our ability to originate and terminate telecommunications traffic on our own network, while at the same time complementing our existing international carriage network.

     Capitalize  on  Benefits  Provided  by  Paired  Markets.

     By combining CLEC operations in selected domestic and paired Latin American markets with our existing international carriage network, we believe we can:

     - maximize the volume of telecommunications traffic carried on our network, whether originated, transported or terminated; and

     -  reduce  our  overall  cost  of  providing  telecommunication  services.

     By pairing identifiable market sub-segments in U.S. cities with their Latin American country counterparts, we are able to originate and terminate traffic between cities that share us as a common network carrier, which will provide an attractive cost structure.

     Construct  State-of-the-Art  Networks.

     Our networks will emphasize flexibility, reliability and scalability as the basis for all development. We intend to avoid the limitations of legacy processes by utilizing SONET transport over fiber with an Asynchronous Transfer Mode backbone and an Internet protocol platform. In addition, we will attempt strategic partnering to extend the reach and flexibility of our network and minimize technological dependence. Larger commercial customers will access our products by way of fiber connectivity while residential customers will access our Internet protocol platform services through a seamless switchover from the serving Incumbent Local Exchange Carrier.

     Build  on  Experienced  Management  Team.

     We believe that the quality of our management team and our extensive experience in the emerging telecommunications industry are critical factors in the successful implementation of our strategy. Key personnel possess an average of 15 years of experience with major telecommunications companies. Stephen Raville, our Chairman and CEO held the same position with Advanced Telecommunications Corporation, a domestic, long distance company, which grew from $50 million in revenue to over $550 million in six years prior to its $900 million merger with MCI/WorldCom. We believe that we will be able to effectively use the historical relationships and contacts of our management and directors to enhance our development.

SEGMENT INFORMATION

     During the third quarter of 1999, the Company evaluated its business focus and organizational structure. In doing so, it was determined that the Company operates in three distinct business segments, which include Retail Services, Wholesale/International Services and Prepaid Calling Card Services. Retail services include local, long distance, and Internet access services provided primarily to Hispanic residential and commercial customers. Wholesale/
International services include carrier terminating services and International private line provided between the US and various South and Central American countries as well as voice and data services include the sale of both "on-net" (calls carried on the Company's network) and "off-net" (calls carried on other Companies networks) prepaid calling cards. The management team and each employee were allocated to the various business segments and goals and objectives were established for each segment and each employee. Management will evaluate performance of the Company and its employees in part based upon the performance of these individual segments. (See Note 11 to the Company's consolidated
Financial Statements for the year ended December 31, 1999, for 1999 Segment Information which is incorporated herein by this reference)

PRODUCTS  AND  SERVICES

     The  following  is  an  overview  of  our  product  and  service offerings:

Product                                           Description
-----------------------------  --------------------------------------------------
Local . . . . . . . . . . . .  Dial tone, switched access, dedicated access and value-added services

Long Distance . . . . . . . .  Domestic and international long distance services

Internet Service. . . . . . .  Dedicated and dial-up Internet access, virtual web hosting, web page development, e-mail, web
                               commerce, database management, and remote
                               Internet access

Prepaid Calling Card Products  prepaid long distance cards targeted to Hispanic communities in the U.S.

Carrier Terminating Services.  Facilities-based backbone with both voice and data switching capability to carry wholesale carrier traffic for U.S. and foreign termination

International Private Line. .  Dedicated voice and data private line carried over our satellite network marketed to businesses in Mexico, Panama, Venezuela, El Salvador, Costa
                               Rica, Nicaragua and the U.S.

INTEGRATED  SERVICES

     We intend to offer residential and commercial customers a full suite of integrated telecommunications services, including local, long distance, Internet access and data transmission.

     Local Access. With the implementation of CLEC operations in each target market, we will provide residential and commercial accounts with a full range of local exchange services, including:

     - basic local service (including dial tone, local area charges, dedicated point-to-point intraLATA service and enhanced calling features);

     - interstate dedicated access service (i.e., connecting a customer to a long distance carrier's facilities);

     - interstate switched access service (i.e., originating and terminating calls from a long distance carrier);

     -  intraLATA  toll  calls;

     -  intrastate  switched  access;

     -  value-added  services  (Centrex,  voicemail,  call  forwarding);

     - miscellaneous other services (including provision of directories, billing and collection services).

     Providing local service requires appropriate licensing in each state where service is provided. We are currently certified as a CLEC in Georgia, California and Florida. We also intend to apply for certification in Texas, New York, and Puerto Rico during 2000. While we believe we will be successful in obtaining certification, this is not assured.

     Long Distance. We provide international and domestic long distance services. An international long distance call typically originates on a local exchange or private line and is carried to the tandem switch of a long distance carrier. The call is then transported along a fiber optic cable or a satellite connection to an international gateway switch in the destination country and finally to another local exchange or private line where the call is received. A domestic long distance call is similar to an international long distance call, but typically only involves one long distance carrier, which transports the call on fiber, microwave radio or via a satellite connection within the country of origination and termination. We will provide all or portions of the above networks, depending on the origin and destination of calls placed.

     Internet Services. We provide a complete array of Internet services including dedicated and dial-up Internet access, virtual web hosting, web page development, e-mail, web commerce, database management and remote Internet access. We focus on providing defined Internet applications to business and residential customers instead of simply selling the underlying component services. When applicable, our Internet solutions are supported through telephone applications such as Integrated Voice Response, call center services and 800 services.

PREPAID  CALLING  CARD

     We have developed a set of calling card products, including prepaid calling cards, prepaid Internet access cards, and enhanced promotional service cards. We primarily market these cards to the U.S. Hispanic community to call Latin American Countries. Our market studies have shown that the Hispanic community is one of the largest segments of the prepaid calling card market. In addition, our prepaid cards are marketed to other market segments in the United States and Latin American countries for customers who do not have access to postpaid telephone services. By leveraging our relationship with certain Latin American carriers, we are able to provide calling cards with originating access from Latin American countries. In the past, we have marketed cards to tourists in Mexico to call the United States and to consumers in other Latin countries to call the United States.

CARRIER  TERMINATING  SERVICES

     During 1997, we began providing dedicated switched voice services to certain customers. During 1998, we started constructing a facilities based backbone for both voice and data switching to carry wholesale carrier traffic for U.S. and foreign termination. This network will provide a unique partnering opportunity for us and for foreign Post, Telephone & Telegraph Companies in need of U.S. termination traffic. We intend to leverage our relationships and our network in Latin America to provide high quality, cost-competitive services. Furthermore, we believe our relationships will benefit directly from the volume of inbound calling traffic because of our ability to direct traffic from our interconnection point to our domestic network.

INTERNATIONAL  PRIVATE  LINE

     We currently provide or are licensed to provide international private line, or IPL, services in:

   -  Mexico,

   -  Panama,

   -  Venezuela,

   -  El  Salvador,

   -  Nicaragua,  and

   -  Costa  Rica.

     Our licenses for IPL services are either "on premise" or country "gateway" stations and are composed of a satellite earth station located in the service area and an earth station located in the United States. Earth stations may be located directly on customer premises at or nearby telephone company facilities (with users connected to the earth station via local lines). In instances where the local telephone company cannot provide this local "loop," we can provide wireless land-based systems to connect to the earth station and lease this service to the customer on a monthly basis in cooperation with the local telephone company. The wireless system is used as a market entry alternative and is typically phased out as sufficient scale is reached.

SALES,  MARKETING  AND  DISTRIBUTION

INTEGRATED  SERVICES

     We intend to target Hispanic customers in dense Hispanic communities in major metropolitan areas of California, Florida, Texas and Puerto Rico, and in other Latin American countries. We have initially identified Los Angeles, Miami, San Diego, and Houston for initial implementation of our operations. Longer term, we anticipate accessing additional markets including New York City, Dallas, San Francisco, Chicago, San Juan, Puerto Rico and El Salvador.

     We will brand our telecommunications services. We believe success in marketing to Hispanic consumers lies in creating a culturally-relevant brand, which appeals to the strong cultural themes common in the Hispanic market. We will utilize in-language advertising through multiple media channels to convey a message of value, reliability and utility tailored to the unique needs of this segment. We will target Hispanics through a comprehensive bilingual and bicultural marketing program, including bilingual telemarketing, extensive advertising in Spanish language media, and community event sponsorship. Management believes this direct multi-media marketing campaign will generate significant call response from potential customers. Bilingual customer service representatives will field calls from our state-of-the-art call center, where they will inform customers about bundled product offerings and enlist orders. Additionally, we will employ a direct sales force mainly for selling to small to mid-sized Hispanic businesses. We will also differentiate ourselves within the Hispanic community by establishing TeleMercadosTM (i.e., retail storefronts) in locations with heavy foot traffic and significant Hispanic concentration. These TeleMercadosTM will double as both sales and service centers.

     We believe our highly targeted, culturally relevant, direct marketing approach will:

     - yield higher success rates than those experienced by companies using a "switch now" approach, and

     - establish brand name recognition, generating increased use of our services and enhanced customer retention.

     We therefore believe we can establish ourselves as a value leader in telecommunications services for Hispanics in our target markets. Although we are sensitive to the role that price of services plays in customer decision-making and will offer competitive pricing, we will not necessarily be the lowest cost provider. Instead, we intend to focus on providing overall value to our customers by offering a cost-effective, culturally relevant bundle of integrated telecommunications services.

PREPAID  CALLING  CARD  PRODUCTS

     Prepaid calling card products are sold by a direct sales force who are responsible for establishing and maintaining relationships with the distributors that provide access to retail outlets (gas stations, convenience stores, etc.)

in targeted ethnic communities throughout the United States. In addition, we recently acquired a wholesale distributor of Hispanic focused calling cards to enhance our distribution capabilities and reduce our distribution costs.

CARRIER  TERMINATING  AND  INTERNATIONAL  PRIVATE  LINE

     We have a wholesale sales group actively contracting carrier termination and international private line in North, Central and South America. We augment our direct sales efforts through the use of agents and brokers that market our service to institutional customers and carriers.

CUSTOMER  SERVICE  AND  CARE

     We believe customer service and operating support are core components for success as a new entrant in the Competitive Local Exchange Carrier business. To enhance our ability in this area, we have built a state-of-the-art customer service call center in Los Angeles, California to compliment our existing customer service center in Houston, Texas. Additionally, we will invest approximately S9.8 million over the next two years in an Operating Support System, which will include billing, order management and provisioning components. The customer service center will be staffed 24 hours a day, 365 days per year with bilingual service representatives. We will offer a range of billing services including integrated billing (i.e., multiple products on a single invoice), billing in Spanish, and the ability to render a bill in the U.S. for services provided to a resident of Latin American countries. The latter is useful if a U.S. resident desires to pay for a relative's phone service in another country.

NETWORK  FACILITIES

CLEC  OPERATIONS

     Our network is being designed with flexibility, reliability and scalability as its basis. Network construction will be based on central office technology interfacing in a client/server-based environment. We believe that this architecture will provide a competitive advantage. In our target markets, we intend to deploy our own Class 5 (i.e., local service) feature node switching equipment on a robust data platform. This network is designed to:

   -  meet  demands  for  enhanced  services,

   -  support  different  types  of  network  elements,

   -  adapt  to  changing  service  providers,  and

   -  easily  meet  subscriber  requirements.

For example, this network will allow us to provide local, long distance and data switched services. Our network model will include traditional public switched telephony services and will perform in a multiservice mode with Internet servers and data networks such as frame relay and corporate intranet. Construction of the network has begun and the initial phase to service the first three markets, Los Angeles, San Diego and Miami, is expected to be complete during the second first quarter of 2000 with the other initial markets, listed above in Sales and Marketing, intended to be operational during 2000.

     We will rely on Incumbent Local Exchange Carriers, or ILECs, and IXCs (i.e., long distance providers) to provide communications capacity or interconnection for most of our local and long distance telephone services.
Interconnection agreements typically require the approval of state regulatory authorities. The 1996 Telecommunications Act established certain requirements and standards for interconnection arrangements. The FCC, in conjunction with state regulatory bodies, is still developing these requirements and standards through a process of negotiation and arbitration. ILECs are required to negotiate in good faith with competitors, such as us, requesting interconnection. We currently have an interconnection agreement with Bell South and expect to have completed agreements with PacBell and GTE during the first quarter of 2000, and will negotiate agreements with Bell Atlantic and Southwest Bell during the remainder of 2000.

     Internationally, we intend to deploy wireless local loop in markets where terrestrial lines are not available in order to provide complete point to point services for our bundled retail products.

INTERNATIONAL  BACKBONE

     Creation of a national and international backbone network and a local access network plan is critical to cost reduction and corresponding margin improvement. We have negotiated a long haul dark fiber contract interconnecting New York, Houston, Atlanta, Los Angeles and Miami, which is an integral component of the Asynchronous Transfer Mode, or ATM, backbone we established during 1999. We intend to expand the backbone nationally and internationally to transport both voice and data to each of our U.S. and Latin American targeted markets. We have built and will continue to build ATM-based switching facilities that will have full IP transport capabilities. We will then lease or trade switching capacity for fiber transport capacity to support our traffic requirements.

     We spent approximately $6.0 million during 1999 on the ATM backbone. We believe ATMAP backbones are preferable because

   -  Internet  traffic  is  growing  15%  per  month;

   -  the  cost  of  an  ATM  infrastructure  is  less  than  circuit switching;

   - circuit switching platforms cannot meet the demands of today's networks created by increased data traffic; and

   - by the year 2004, voice traffic is expected to consume less than 10% of network bandwidth.

INTERNET  NETWORK

     Our network has been designed for reliable, high speed, efficient routing and low latency. We currently support six Internet access Points of Presence, or POPs, in the United States and four in Latin American countries. Each POP is located in secured facilities or computer rooms that have 24 hours per day, seven days per week secured access. Each POP has high performance routers with multiple redundant Unix based servers on an FDDI ring. Dial-in access facilities are provided via fully managed modems. Each facility is backed up by an Uninterrupted Power Supply, backup generators, and dual entrance fiber facilities when available.

PREPAID  NETWORK

     We also operate an enhanced self-contained calling card platform in our network, which supports our prepaid calling card business. We are interconnected to a number of long distance providers and the switch performs least cost routing of prepaid long distance calls over our network.

SATELLITE  NETWORK

     Our satellite network consists of a series of teleports as well as a number of smaller, single user, on-premise satellite ground stations. We currently operate teleports in seven countries:

     -  Costa  Rica,

     -  El  Salvador,

     -  Mexico,

     -  Nicaragua,

     -  Panama  (two  locations),

     -  Venezuela,  and

     -  the  United  States.

     The teleports are capable of providing international satellite services within the U.S. and Latin American countries. The teleports also provide us with the ability to provide high quality Internet services.

     All of U.S. satellite services are carried over the Satelites Mexicanos, SA de CV, or Satmex satellite system. The Satmex system is a Mexican owned and operated satellite system that offers a broad coverage area including all of North and South America that supports our stated mission of servicing Latin American countries with first class communications services- IPL and Internet access services are provided via satellite transmissions through the Satmex satellite system. We have long-term contracts with Satmex to provide satellite space segment of sufficient capacity to service our needs for the foreseeable future.

     Our Houston facility is the primary network control center. The Houston facility is outfitted with two satellite ground stations designed to support C-band communication links between the U.S. and Latin American countries, and a Ku-band ground earth station used to carry services from the U.S. to Mexico. The system has been sized with growth in mind and can be expanded should growth exceed our projections. We use various providers, on an as-needed basis, to accommodate extension of our satellite based service to any office site customer facilities via terrestrial local loops. Use of these providers permits us to be an "On Net" facility with the ability to offer competitive terrestrial connections to our U.S. customer base.

     We do not rely on any single provider to supply service for any of our products with the exception of satellite service provided by Satmex. We continually seek out competitive products to aid in the provision of our services.

INDUSTRY  OVERVIEW

TELECOMMUNICATIONS  INDUSTRY

     Prior to its court-ordered breakup in 1984, or the divestiture, AT&T largely monopolized the telecommunications services in the U.S. even though technological developments had begun to make it economically possible for companies (primarily entrepreneurial enterprises) to compete for segments of the communications business.

     The present structure of the U.S. telecommunications market is largely the result of the 1984 divestiture. As part of the divestiture, seven local exchange holding companies were created to offer services in geographically defined areas called LATAs. The Regional Bell Operating Companies, or RBOCs, were separated from the long distance provider, AT&T, resulting in the creation of two distinct market segments: local exchange and long distance. The divestiture provided for direct, open competition in the long distance segment.

     The divestiture did not provide for competition in the local exchange market. However, several factors served to promote competition in the local exchange market, including :

   - customer desire for an alternative to the RBOCs, also referred to as the Incumbent Local Exchange Carriers, or ILECs;

   - technological advances in the transmission of data and video requiring greater capacity and reliability than ILEC networks were able to accommodate;

   - a monopoly position and rate of return-based pricing structure which provided little incentive for the ILECs to upgrade their networks; and

   - the significant fees, called access charges, long distance carriers were required to pay to the ILECs to access the ILECs' networks.

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

     As CAPs proliferated during the latter part of the I 980s, certain federal and state regulators issued rulings which favored competition and promised to open local markets to new entrants. These rulings allowed CAPs to offer new services, including, in some states, a broad range of local exchange services, including local switched services. Companies providing a combination of CAP and switched local services are sometimes referred to as Competitive Local Exchange Carriers, or CLECs. This pro-competitive trend continued with the passage of the Telecom Act of 1996 (see the Regulation section), which provided a legal framework for introducing competition to local telecommunications services throughout the U.S.

     Over the last three years, several significant transactions have been announced representing consolidation of the U.S. telecom industry. Among the
ILECs:

     -  Bell  Atlantic  Corporation and NYNEX Corporation merged in August 1997;
        and

     -  Pacific Telesis Group  and SBC Communications Inc. merged in April 1997.

Major long distance providers have sought to enhance their positions in local markets through transactions such as:

     -  AT&T's  acquisition  of  Teleport  Communications  Group

     -  WorldCom's  mergers  with  MFS  and  Brooks  Fiber  Properties,  and  to
        otherwise improve their   competitive  positions,  through  transactions
        such as WorldCom's merger  with MCI.

     Many international markets resemble that of the U.S. prior to the divestiture. In many countries, traditional telecommunications services have been provided through a monopoly provider, frequently controlled by the national government, such as a Post, Telegraph and Telephone Company. In recent years, there has been a trend toward opening many of these markets, particularly in Europe. Led by the introduction of competition in the United Kingdom, the European Union mandated open competition as of January, 1998. Similar trends are emerging, albeit more slowly, in Latin America.

INTERNET  INDUSTRY

     The Internet is a global collection of interconnected computer networks that allows commercial organizations, educational institutions, government agencies and individuals to communicate electronically, access and share information and conduct business- The Internet originated with the ARPAnet, a restricted network that was created in 1969 by the United States Department of Defense Advanced Research Projects Agency, or DARPA, to provide efficient and reliable long distance data communications among the disparate computer systems used by government-funded researchers and academic organizations. The networks that comprise the Internet are connected in a variety of ways, including by the public switched telephone network and by high speed, dedicated leased lines. Communications on the Internet are enabled by Internet Protocol, or IP, an inter-networking standard that enables communication across the Internet regardless of the hardware and software used.

     Over time, as businesses have begun utilizing e-mail, file transfer and, more recently, intranet and extranet services, commercial usage has become a major component of Internet traffic. In 1989, the U.S. government effectively ceased directly funding any part of the Internet backbone. In the mid-1990s, contemporaneous with the increase in commercial usage of the Internet, a new type of provider called an Internet Service Provide, or ISP, became more prevalent. ISPs offer access, e-mail, customized consent and other specialized services and products aimed at allowing customers to obtain information from, transmit information to, and utilize resources available on the Internet.

     ISPs generally operate networks composed of dedicated lines leased from Internet backbone providers using IP-based switching and routing equipment and server-based applications and databases. Customers are connected to the ISP's points of presence by facilities obtained by the customer or the ISP through local telephone service providers through a dedicated access line or placement of a circuit-switched local telephone call to the ISP.

IP  COMMUNICATIONS  TECHNOLOGY

     Circuit-switching systems and packet-switching systems are the two switching technologies used in currently available communications networks. Circuit-switch systems establish a dedicated channel for each communication (such as a telephone call for voice or fax), maintain the channel for the duration of the call, and disconnect the channel at the conclusion of the call. Packet-switch based communications systems format the information to be sent, such as e-mail, voice, fax and data into a series of shorter digital messages called "packets." Each packet consists of a portion of the complete message plus the addressing information to identify the destination and return address.

     Packet-switch systems offer several advantages over circuit-switch systems, particularly the ability to commingle packets from several communications sources together simultaneously onto a single channel. For most communications, particularly those with bursts of information followed by periods of "silence," the ability to commingle packets provides for superior network utilization and efficiency, resulting in more information being transmitted through a given communication channel. There are, however, certain disadvantages to packet-switch based systems as currently implemented. Rapidly increasing demands for data, in part driven by the Internet traffic volumes, strain capacity and contribute to delays and interruptions in communications transmissions. There are also concerns about the adequacy of the security and reliability of packet-switch systems as currently implemented.

     Technology development initiatives are under way to address these disadvantages of packet-switch systems. We believe that the IP standard, which is an "open networking standard" broadly adopted in the Internet and elsewhere, should remain a primary focus of these development efforts. We expect these efforts to result in improved communications, reduced delay and lower networking hardware costs.

REGULATION

     While state-to-state long distance business in the U.S. is generally not subject to substantial regulation, local service and within-state long distance service are subject to regulation that varies by state, and can be substantial. The international long distance business is subject to the FCC's jurisdiction in the U.S. and foreign governments abroad, some of which limit or prohibit our services. Foreign local service is governed by the respective jurisdiction. Local laws and regulations differ significantly among the foreign jurisdictions in which we operate, and the interpretation and enforcement of such laws and regulations vary and are often based on the informal views of the local government ministries, which, in some cases, are subject to influence by local monopoly companies. Accordingly, in certain of our principal existing and target markets, there are laws and regulations that either prohibit or limit, or could be used to prohibit or limit, certain services we market. We intend to provide our services to the maximum extent we believes permissible under applicable local laws and regulations, and the licenses we have obtained. Portions of the services we market and provide, or intend to market and provide, are now or may in the future be prohibited in certain jurisdictions.

UNITED  STATES

     We provide telecommunications and information services. The terms and conditions under which we provides our services are potentially subject to regulation by the state and federal government agencies. With regard to our domestic telecommunications services, federal laws and FCC regulations generally apply to calls from one state to another, while state regulatory authorities generally have jurisdiction over calls which are placed and received within the same state.

LOCAL  SERVICE;  INTEGRATED  SERVICE

     Federal regulation has the greatest impact on the telecommunications industry and has undergone major changes in the last three years as the result of the adoption of the Telecommunications Act of 1996. The Act provides comprehensive reform of the nation's telecommunications laws. The Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including CLECs, with additional requirements imposed on ILECs. The Act provides a detailed list of items that are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All telecommunications carriers must interconnect with the facilities of other carriers and not install features that will interfere with the interoperability of networks. All LECs, including CLECs, have a duty to:

   -  not  unreasonably  limit  the  resale  of  their  services,

   -  provide  number  portability  if  technically  feasible,

   - provide dialing parity to competing providers, and nondiscriminatory access to telephone numbers, directory assistance, operator services and directory listings,

   -  provide  access  to  poles,  ducts,  conduits,  and  rights-of-way,  and

   - establish reciprocal compensation arrangements for the transport and termination of telecommunications.

In addition to those general duties of all LECs, ILECs have additional duties to:

   - interconnect at any technically feasible point and provide service equal in quality to that provided to their customers or the ILEC itself,

   - provide unbundled access to network elements at any technically feasible point at just, reasonable and nondiscriminatory rates, terms and conditions,

   - offer retail services at wholesale prices for the use of telecommunication carriers,

   - provide reasonable public notice of changes in the network or the information necessary to use the network or which affect interoperability, and

   - allow other carriers to enter their premises to install, maintain and repair that carrier's equipment necessary for access to the ILEC's network, or

   - if on-premise installation is not permitted for practical reasons (i.e., space limitations), the ILEC must allow the carrier to use its own equipment, and electronically monitor and control communications being placed with the equipment.

     The FCC adopted pricing and other guidelines to implement the interconnection provisions of the Act, but the 8th Circuit Court of Appeals vacated many of the FCC's guidelines. The Supreme Court has granted a writ of certiorari to review the 8th Circuit's decision and is expected to decide the case during its 1998-1999 term. The responsibility for setting pricing and other guidelines with respect to interconnection has thus been left up to the individual state public service commissions. It is expected that varying pricing and guidelines will emerge from state to state and some of these guidelines may eventually have an indirect adverse effect on our business.

INTERNATIONAL  TELECOMMUNICATIONS;  LONG  DISTANCE

     The 1996 Telecommunications Act allows local exchange carriers, including RBOCs, to provide interLATA long distance service and also grants the FCC the authority to deregulate other aspects of the telecommunications industry. We are classified by the FCC as a non-dominant carrier for our common carrier telecommunications services. We have applied for and received all necessary authority from the FCC to provide international telecommunications service. The FCC reserves the right to condition, modify, or revoke such international authority for violations of the Federal Communications Act or the FCC's rules and policies.

     The FCC and the state commissions have jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. If the FCC or state regulators find that we were engaging in activities that required authorizations which we currently do not hold or violated the regulatory requirements established by the relevant commissions, the FCC or state regulators could impose financial penalties and order us to comply with the applicable regulations or cease doing business. Such penalties or action could materially adversely effect our business, financial condition or results of operations.

     As a telecommunications carrier, we are required to contribute to universal service funds established by the FCC, the states, or both. Federal contribution factors have been established by the FCC and are effective. Federal universal service requirements are now under review by both Congress and the appellate court. Whether our universal service contributions can be passed on to customers depends upon the competitive carrier market and potential FCC regulation. Certain states are in the process of determining what universal service contribution requirements to adopt and others have already made such determinations. Current proposals to change the universal service support system do not entail the imposition of universal service fees on enhanced service providers. These fees, however, might be assessed in the future. Similarly, individual states may determine that enhanced services providers should be required to contribute to state universal service funding mechanisms.

     Moreover, information service providers traditionally have been treated by the FCC as providing an "enhanced" computer processing service rather than a "basic" telecommunications transmission service and, as a result, were thought to be beyond the FCC's regulatory authority. A large portion of our business involves such unregulated enhanced services. Although the 1996 Telecommunications Act continues to distinguish between unregulated information or enhanced and regulated telecommunications or basic services, the changes made by the 1996 Telecommunications Act may have important implications for providers of unregulated enhanced services.

     Within-state long distance service is subject to state laws and regulations, including prior certification, notification and registration requirements. In certain states, prior regulatory approval may be required for changes in control of telecommunications operations. We are currently subject to varying levels of regulation in the states in which we provides "1+" and card services (which are both generally considered "l+" services by the states). The vast majority of states require us to:

   -  apply  for  certification  to  provide  telecommunications  services,  or

   - at least register or be found exempt from regulation, before commencing service, and

   - file and maintain detailed tariffs listing rates for long distance service within the state.

     Many states also impose various reporting requirements and/or require prior approval for:

   -  transfers  of  control  of  certified  carriers,

   -  assignments  of  carrier  assets,  including  customer  bases,

   -  carrier  stock  offerings,  and

   -  incurrence  by  carriers  by  significant  debt  obligations.

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

INTERNET

     We use LEC networks to connect our Internet customers to our POPs. Under current federal and state regulations, we and our Internet customers pay no charges for this use of the LECs' networks other than the flat-rate, monthly service charges that apply to basic telephone service. The LECs have asked the FCC to change its rules and require Internet access providers to pay additional, per minute charges for their use of local networks. Per minute access charges could significantly increase our cost of doing business and could, therefore, have a material adverse effect on our business, financial condition or results of operations. The FCC is currently considering whether to propose such rule changes.

     Data network access providers are generally not regulated under the laws and regulations governing the telecommunications industry. Accordingly, except for regulations governing our ability to disclose the contents of communications by our customers, no state or federal regulations currently exist pertaining to the pricing, service characteristics or capabilities, geographic distribution or quality control features of Internet access services. We cannot predict the impact that future regulation or regulatory changes, if any, may have on our Internet access business.

     The 1996 Telecommunications Act imposes criminal liability on persons sending or displaying indecent material on the Internet, in a manner available to minors. The Act also imposes criminal liability on an entity who knowingly permits facilities under its control to be used for such activities. Entities solely providing access to facilities not under their control are exempted from liability, as are service providers that take good faith, reasonable, effective and appropriate actions to restrict access by minors to the prohibited communications. The constitutionality of these provisions has been successfully challenged in lower federal courts and is now before the U.S. Supreme Court; the final interpretation and enforcement of these provisions is uncertain. The Act may decrease demand for Internet access, chill the development of Internet content, or have other adverse effects on Internet access providers such as us. Additionally, in light of the uncertain interpretation and application of this law, we may have to modify our operations to comply with the statute, including prohibiting users from maintaining home pages on the Internet.

STATE  REGULATION

     The 1996 Telecommunications Act is intended to increase competition in the telecommunications industry, especially in the local exchange market. The Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation. Notwithstanding these prohibitions and limitations, states regulate telecommunications services, including through:

  -  certification  of  providers  of  intrastate  services,

  -  regulation  of  intrastate  rates  and  service  offerings,  and

  -  other  regulations,

and  retain  jurisdiction  under  the  1996  Telecommunications  Act  to:

  -  adopt  regulations  necessary  to  preserve  universal  service,

  -  protect  public  safety  and  welfare,

  -  ensure  the  continued  quality  of  communications  services,  and

  -  safeguard  the  rights  of  consumers.

     Accordingly, the degree of state involvement in local telecommunications services may be substantial.

     The state regulatory environment varies substantially from state to state. State regulatory agencies have regulatory jurisdiction when Company facilities and services are used to provide intrastate services. A portion of our current traffic may be classified as intrastate and therefore subject to state regulation. Currently, we do not anticipate that the regulatory requirements to which we will be subject in Florida, Puerto Rico, New York, Texas, Illinois and California will have any material adverse effect on our operations. In some jurisdictions, our pricing flexibility for intrastate services may be limited because of regulation, although our direct competitors will be subject to similar restrictions. However, future regulatory, judicial, or legislative action may have a materially adverse effects on us.

FOREIGN  MARKETS

     We are subject to the regulatory regimes in each of the countries in which we conducts business. Local regulations range from permissive to restrictive, depending upon the country. In general, provision of telecommunications services in these countries is permitted only through obtaining proper licenses and service is limited to that specifically provided by the license (see the LICENSES section for a detailed listing of foreign licenses held by we). The World Trade Organization, or WTO, Agreement, which became effective in February 1998, is intended to open foreign telecommunications markets of signatory countries. We do not know whether or how foreign governments will implement the WTO Agreement.

COMPETITION

     We operate in extremely competitive service and geographical markets that are influenced significantly by larger industry participants and are expected to become more competitive in the future. There are no substantial barriers to the entry of additional participants into any of the services in which we compete in the U.S. In general, provision of service in Latin American countries outside the U.S. requires a license from the local government.

LOCAL  SERVICES;  INTEGRATED  SERVICES

     Our ability to acquire market share from ILECs, CLECs, and resellers will be contingent on management's ability to effectively

  - sell our services to our target market through culturally relevant marketing and value driven product bundling,

  -  build  an  effective  and  reliable  local  access  network,  and

  - develop an excellent Operating Support System to manage orders and provide service and customer support.

     One major impact of the 1996 Telecommunications Act may be a trend toward the use and the acceptance of bundled service packages, consisting of local and long distance telephony, combined with other elements such as cable television and wireless telecommunications service. As a result, we will be competing with:

  -  ILECs,

  - traditional providers of long distance service, such as AT&T, Sprint, and MCI/WorldCom, and

  -  other  CLECs  or  CAPs.

We may also face competition from providers of cable television service. Our ability to compete successfully in telephony will depend on the attributes of the overall bundle of services we are able to offer, including price, features, and customer service.

     Wireless telephone service (cellular, PCS, and Enhanced Specialized Mobile Radio) now is generally viewed by consumers as a supplement to, not a replacement for, wireline telephone service. In particular, wireless is more expensive than wireline local service and is generally priced on a usage basis.

It is possible, however, that in the future the rate and quality differential between wireless and wireline service will decrease, leading to more direct competition between providers of these two types of services. In that event, our telephony operations may face competition from wireless operators.

INTERNATIONAL  TELECOMMUNICATIONS;  LONG  DISTANCE

     We are seeking international telecommunications licenses in various foreign countries. We face competition for licenses from major international telecommunications entities as well as from local competitors in each country. If a communications license is obtained, our international telecommunications operations will face competition from existing government owned or monopolistic telephone service companies and other operators who receive licenses. We may also face significant potential competition from other communication technologies that are being or may be developed or perfected in the future. Some of our competitors have substantially greater financial, marketing, and technical resources. Thus, we may not be successful in obtaining additional licenses or competing effectively in international telecommunication operations.

     We  compete  with:

  - IXCs engaged in the provision of long distance access and other long distance resellers and providers, including large U.S. carriers;

  -  foreign  PTTs;

  - other marketers of international long distance and call reorigination services;

  -  wholesale  providers  of  international  long  distance  services;

  -  alliances  for  providing  wholesale  carrier  services;

  - new entrants to the long distance market such as the RBOCs in the United States, who have entered or have announced plans to enter the U.S. interstate long distance market pursuant to recent legislation authorizing such entry, and utilities; and

  -  small  resellers  and  facility-based  IXCs.

     Many of our competitors are significantly larger and have substantially greater market presence and financial, technical, operational, marketing, and other resources and experience than we do.

     Because of their close ties to their national regulatory authorities, foreign PTTs and newly privatized successor companies can influence their national regulatory authorities to our detriment. With increasing privatization of international telecommunications in foreign countries, it is possible that new foreign service providers, with close ties to their national regulatory authorities and customer bases, will enter into competition with us, or that PTTs will become deregulated and gain the pricing flexibility to compete more effectively with us. The ability of a deregulated PTT to compete on the basis of greater size and resources and long-standing relationships with customers in its own country could have a material adverse effect on our business, financial condition or results of operations.

     Although the large U.S. long distance carriers have previously been reluctant to compete directly with the PTTs, other large carriers may begin to compete in the industry. Because of their ability to compete on the basis of superior financial and technical resources, the entry of any large U.S. long distance carrier into the business could have a material adverse effect on our business, financial condition or results of operations.

     Competition for customers in our international telecommunication and long distance markets is primarily on the basis of price and, to a lesser extent, on the basis of the type and quality of service offered. Increased competition could force us to reduce our prices and profit margins if our competitors are able to procure rates or enter into service agreements comparable to or better than those we obtain, or to offer other incentives to existing and potential customers. Similarly, we have no control over the prices set by our competitors in the long distance resale carrier-to-carrier market. We could also face significant pricing pressure if we experience a decrease in our market share of international long distance traffic, as our ability to obtain favorable rates and tariffs depends, in large part, on the volume of international long distance call traffic we can generate for third-party IXCs. We might not be able to maintain the volume of domestic and international long distance traffic necessary to obtain favorable rates and tariffs. In addition, we are aware that our ability to market our carrier services depends upon the existence of spreads between the rates offered by us and those offered by the IXCs with whom we compete as well as those from whom we obtain service. A decrease in rate spreads could cause us to lose customers and therefore materially adversely effect our business, financial condition, or results of operations.

INTERNET  ACCESS

          Our current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, operational, marketing and other resources and experience than ours. Our Internet access business competes or expects to compete directly or indirectly with the following categories of companies:

     -  other  national  and  regional  commercial Internet access providers;

     -  established  on-line  services  companies that offer Internet access;

     -  software  and  technology  companies;

     -  national  long  distance  telecommunications  carriers;

     -  RBOCs;

     -  cable  television  operators;

     -  nonprofit  or  educational  Internet  service  providers;  and

     -  newly  licensed  providers  of spectrum-based wireless data services.

     Many of the established on-line services companies and telecommunications companies are offering or planning to offer expanded Internet access services. We expect that all of the major on-line services companies will eventually compete fully in the Internet access market. In addition, we believe that new competitors, including large computer hardware and software, cable, media, wireless, and wireline telecommunications companies such as the RBOCs, will enter the Internet access market, resulting in even greater competition. The ability of these competitors or others to bundle services and products not offered by us with Internet access services could place us at a significant competitive disadvantage. Also, certain of our telecommunications company competitors may be able to offer customers reduced communications charges in connection with their Internet access services or other incentives, reducing the overall cost of their Internet access solution and increasing price pressures on us. This price competition could reduce the average selling price of our services. Additionally, increased competition for new subscribers could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect our profitability. We may not be able to offset the effects of price reductions or incentives with increases in our number of customers, higher revenue from enhanced services, cost reductions or otherwise.

     Competition  is  also  expected  to  increase  in  overseas  markets, where
Internet access services are just being introduced. We might not be able to increase our presence in the overseas markets we presently serve, or enter new overseas markets. We may not be able to obtain the capital required to finance continued expansion. Additionally, we might not be able to obtain the permits and operating licenses required for operating, hiring and training employees or marketing, selling and delivering services in foreign countries. Further, entry into foreign markets will result in competition from local companies that may have long-standing relationships with or possess a better understanding of their local markets, regulatory authorities, customers and suppliers. We may not be able to obtain similar levels of local knowledge, which could place us at a serious competitive disadvantage. To the extent the ability to provide access to service overseas becomes a competitive advantage in the Internet access industry, failure to penetrate or increase our presence in overseas markets we presently serve may result in our being at a competitive disadvantage relative to other Internet access providers.

     We believe that our ability to compete successfully in the Internet access market depends upon a number of factors, including:

     -  market  presence;

     -  the  adequacy  of  our  customer  support  services;

     -  the capacity, reliability and security of our network infrastructure;

     -  the  ease  of  access  to  and  navigation  of  the  Internet;

     -  the  pricing  policies  of  our  competitors  and  suppliers;

     - regulatory price requirements for interconnection to and use of existing local exchange networks by Internet services;

     - the timing of introductions of new products and services by we and our competitors;

     -  our  ability to support existing and emerging industry standards; and

     -  trends  within  the  industry  as  well  as  the  general  economy.

     We may not have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully in the Internet access market.

LICENSES

     In the United States, licenses must be obtained from the FCC or state regulatory authorities depending upon the type of license and/or services to be offered. In order to provide telecommunications services outside the United States, we must obtain appropriate licenses or enter into agreements with the foreign government or PTT.

     In most foreign countries where we operate, telecommunications licenses must be held by a corporation organized under the laws of that country. In Panama, Venezuela, Mexico, El Salvador, Nicaragua and Costa Rica, we have:

  -  created  a  local  corporation,

  -  obtained  appropriate  licenses with the assistance of local partners, and

  - obtained a majority ownership position in exchange for the capital required to build out the system.

                     TYPE OF
                    LICENSE OR
COUNTRY             AGREEMENT         DATE                          SCOPE
--------------  ------------------  ---------  ------------------------------------------------
Costa Rica      Satellite           Aug. 1997  Establish and operate "on premise" private
                                               satellite earth stations; license from both
                                               Costarricense Electricidad, or ICE and
                                               Radiografica Costarricense S.A., or RACSA

Costa Rica      Teleport            Jan. 1998  Establish Teleport services; license issued by
                                               RACSA

Costa Rica      Private Satellite   Aug. 1997  Private satellite stations; we are obligated to
                Stations                       pay Costa Rican tariff for satellite services,
                                               but a discounted tariff is provided when we
                                               provide the satellite station; agreement with
                                               ICE and RACSA

Costa Rica      Teleport            Apr. 1998  Teleport services (which will avoid the cost of single user private satellite stations);
                                               agreement with RACSA

El Salvador     Satellite           Jul. 1996  Provide "on premises" private satellite earth
                                               stations using the Solidaridad satellite system;
                                               license issued by ANATEL

Mexico          Satellite           Jul. 1995
                                               Provide satellite services with Mexico and
                                               complete use of Mexican Solidaridad satellite
                                               system; agreements with Telecom de Mexico

Nicaragua       Internet                       Provide Internet services; license

Nicaragua       Teleport                       Provide Teleport services; license

Nicaragua.      IPL                            Right to sell dedicated services international
                                               private lines; agreement with Nicaraguan
                                               government

Nicaragua       International                  International switched voice; agreement with
                Switched Voice                 Nicaraguan government

Panama          Satellite           Dec. 1995  Authorized to provide international carrier
                                               voice and data via the Solidaridad satellite
                                               system and other agreed communications
                                               services; joint venture with Instituto Nacional
                                               de Telecomunicaciones de Panama, or Intel

Panama          Internet            Dec. 1995  Authorized by Intel to provide Internet
                                               services retail and wholesale within Panama;
                                               license

Panama          Digital IPL                    Construction of digital Teleport; Teleport
                                               provides IPL services for Panamanian services
                                               customers


                     TYPE OF
                    LICENSE OR
COUNTRY             AGREEMENT         DATE                          SCOPE
--------------  ------------------  ---------  ------------------------------------------------
United States   International       Aug. 1999  International facilities-based carrier; license
                facilities-based               from FCC
                carrier

United States   International       May 1995   International satellite connectivity; license
                satellite                      connectivity from FCC
                connectivity

United States   Radio station       Apr. 1996  Fixed earth station in Clear Lake City, Texas,
                                               for domestic fixed satellite service and
                                               international fixed satellite service;
                                               authorization from FCC

United States   Radio station       Sep. 1996  Fixed earth station in Houston, Texas, for
                                               domestic fixed satellite service and
                                               international fixed satellite service;
                                               authorization from FCC

United States   Long distance                  Various Long distance services certification
                (Various States)               from respective state Public Service
                                               Commissions

United States   CLEC                May 1997   Interim certification of authority to provide
(Georgia)                                      CLEC services; by Georgia Public Service
                                               Commission

United States   CLEC                May 1999   Authority to provide CLEC services; issued by
(Florida)                                      Florida Public Service Commission

United States   CLEC                July 1999  Authority to provide CLEC services; issued by
(California)                                   California Public Service Commission

Venezuela       Point to point;     Apr. 1996  Provide voice, data and video point to point
                point to                       and point to multipoint services throughout
                multipoint                     Venezuela and internationally; license
                                               authorized by Commision Nacional de
                                               Telecomunicaci ones, or Conatel

Venezuela       Access              Jul. 1996  To offer domestic and international access to
                                               databases for offering enhanced services such
                                               as Internet services, e-mail, etc.; concession
                                               from Conatel

Venezuela       Digital Teleport;   Mar. 1997  Construction of digital Teleport to provide IPL services for Venezuelan customers; we pay
                                               Conatel on an annual basis the equivalent of
                                               agreement of 1% of gross invoicing for the
                                               services provided under the Agreement; IPL
                                               services


     RISK  FACTORS

        Limited  Operating  History;  Operating  Losses

     The Company has only a limited history upon which an evaluation of it and its prospects can be based. Although the Company has experienced substantial revenue growth since the inception of its business in April 1995, it has incurred losses, totaling approximately $92,359,845 as of December 31, 1999. As of December 31, 1999, the Company had stockholders' equity of $42,821,726. The Company's current focus is on increasing its customer and subscriber bases, and the Company continues to hire additional personnel and to increase its expenses related to product development, marketing, network infrastructure, technical resources and customer support. As a result, the Company expects that it will continue to incur net operating losses at least through the end of 2000. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability on either a quarterly or annual basis.

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

        Need for additional capital to finance growth and capital requirements

     The Company must continue to enhance and expand its network in order to maintain its competitive position and continue to meet the increasing demands for service quality, availability and competitive pricing. The Company's ability to grow depends, in part, on its ability to expand its operations through the establishment of new points of presence, which requires significant advance capital equipment expenditures as well as advance expenditures and commitments for leased telephone company facilities and circuits and advertising. The Company will need to raise additional capital from equity or debt sources to fund its anticipated development. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition or results of operations and its ability to compete.

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

     Dependence on Key Personnel; Need to Hire Additional Qualified Personnel

     The Company is highly dependent on the technical and management skills of its key employees, including technical, sales, marketing, financial and executive personnel, and on its ability to identify, hire and retain additional personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain existing personnel or identify or hire additional personnel. In addition, the Company is highly dependent on the services of Stephen E. Raville, Chairman of the Board and Chief Executive Officer. The loss of his services could have a material adverse effect on the Company's business, financial condition or results of operations.

        Shares  Available  for  Future  Sale

     The Company has financed its operations and acquisitions principally through the issuance of securities in "private placements" exempt from registration under federal and applicable state securities laws. As a consequence, approximately sixteen percent (16%) of the Company's issued and outstanding common stock at December 31, 1999 are "restricted securities" which cannot be resold except in compliance with similar exemptions from federal and applicable state securities laws. Under Rule 144 as currently in effect, restricted securities are generally available for public resale after such securities have been held by the purchasers thereof for a period of one year. After the expiration of the one year holding period, such securities may be sold in "broker's transactions" provided that certain requirements are met and that the sales by a holder of such securities during any three month period do not exceed the greater of one percent (1%) of the then issued and outstanding shares of the issuer or the average weekly trading volume of such shares in the over-the counter market during the four calendar weeks preceding the date on which a notice of such sale is sent to the Securities and Exchange Commission. At the end of two years, persons not "affiliated" with the issuer may sell restricted securities without regard to the volume limitations imposed by Rule
144. Persons "affiliated" with the issuer are persons deemed to be in control of the issuer, including executive officers, directors and ten percent or greater shareholders; such persons may sell shares only in compliance with the requirements of Rule 144, including the volume limitations imposed thereby, regardless of the length of time such securities have been held. As of December 31, 1999, approximately twenty-seven percent (27%) of the Company's issued and outstanding stock is held by affiliates. Most of the Common Stock of the Company will be available for public sale within the next twelve months. The large numbers of the Company's shares which have or will become available for public sale in the near future, along with the demand and piggyback registration rights granted by the Company (described elsewhere herein) create the possibility of volatility in the market for the Company's stock and the possibility of adverse effects on the prevailing market price of the Company's stock.

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

        Risk  of  System  Failure

     The success of the Company is largely dependent upon its ability to deliver high quality, uninterrupted access to the Internet and other telecommunication services. Any system failure that causes interruptions in the Company's operations could have a material adverse effect on the Company. The Company has experienced failure relating to individual POP's and the Company's customers have experienced difficulties in accessing, and maintaining connection to the Internet. The backbone of the Company's network, in addition to the Company's overall telecommunications and Internet network, is currently leased from certain suppliers, such as Quest LCI, Sprint, Cable & Wireless, and MCI/Worldcom. If these suppliers are unable to expand their networks or are unwilling to provide or expand their current level of service to the Company in the future, the Company's operations could be adversely affected. As the Company attempts to expand its network and data traffic grows, there will be increased stress on network hardware and traffic management systems. However, there can be no assurance that the Company will not experience failures relating to individual POP's or even failure of the entire network. The Company's operations also are dependent on its ability to successfully expand its network and integrate new and emerging technologies and equipment into its network, which are likely to increase the risk of system failure and cause unforeseen strains upon the network. The Company attempts to minimize customer inconvenience in the event of a system disruption by high quality services and redundancy. However, significant or prolonged system failures, or difficulties for subscribers in accessing, and maintaining connection with the Internet could damage the reputation of the Company and result in the loss of subscribers. Such damage or losses could have a material adverse effect on the Company's ability to obtain new subscribers and on the Company's business, financial condition or results of operations.

     The Company's operations are dependent on its ability to protect its software and hardware against damage from fire, earthquake, power loss, telecommunications failure, natural disaster and similar events. A significant portion of the Company's switches and other telephone equipment are located in Houston, Texas; Los Angeles, California, Miami, Florida; Atlanta, Georgia; New York, New York; Panama City and Colon, Panama; Caracas, Venezuela; San Jose, Costa Rica; Mexico City, Mexico; Managua, Nicaragua; and San Salvador, El Salvador. Any damage or failure that causes interruptions in the

     Company's operations could have a material adverse effect on the Company's business and results of operations. While the Company and its subsidiaries carry some property and business interruption insurance, such coverage may not be adequate to compensate the Company for all losses that may occur.

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

        Potential  Liability  for  Information  Disseminated Through the Network

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

        Ability of Management to Dictate Corporate Policy and the Composition of the Board of Directors

     Management and certain members of the board of directors of the Company own or control, directly or indirectly, approximately 56% of the voting shares of the Company, including two board members appointed by the Class A Senior Convertible Preferred Stock holders and one board member appointed by the Class B Senior Convertible Preferred Stock holders each of whom indirectly control 13.5% for a total of 40.5% of the voting interests. The Articles of
Incorporation and Bylaws of the Company provide that: (1) the presence of a majority of the shareholders eligible to vote is required to constitute a quorum at shareholders' meetings; (2) the vote of the holders of a majority of the shares present at a meeting where a quorum is constituted is required to adopt any resolution, unless a greater percentage is required by statute, in which case a majority of the outstanding shares will be required; (3) shareholder action may be taken by written consent, without prior notice, signed by the holder(s) of the number of shares necessary to approve such action; and (4) voting is noncumulative. As a consequence of the concentrations of stock ownership in the hands of such persons, they have the ability to significantly influence corporate policy, the persons elected to the Board of Directors of the Company and may be able to block certain corporate actions.

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

     Providing local service requires appropriate licensure in each state where service is provided. The Company is currently certified as a Competitive Local Exchange Carrier ("CLEC") in Georgia, Florida and California. The Company also intends to apply for certification in Texas, New York, and Puerto Rico during 2000. While the Company believes it will be successful in obtaining such certification, the outcome cannot be assured. Future regulations may prevent the Company from generating revenues from sales of database information about consumers obtained by the Company from its telephone business. These competitive developments, as well as other regulatory requirements relating to privacy issues, may have a material adverse effect on the Company's business.

     The Company is also subject to regulation by governmental authorities in certain foreign countries with respect to the licenses it holds, agreements to which it is a party, and its operations in such foreign countries.

EMPLOYEES

     As of December 31, 1999, the Company had 241 full time employees, located in the U.S. and located in various Latin American countries. None of the Company's employees is represented by a labor union or covered by a collective bargaining agreement and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM  2.   DESCRIPTION  OF  PROPERTY.

     The Company has its Corporate Headquarters located in Roswell, Georgia. The Company leases approximately 6,200 square feet of office space at 1325 Northmeadow Parkway, Roswell, Georgia 30076. The lease commenced on April 15, 1999, with a base rent of $5,385 per month and continues for 36 months, expiring April 15, 2002.

     The  Company leases approximately 16,800 square feet of office space at 606
E.  Huntington  Drive,  Monrovia,  California  91016,  which  serves  as  its
Administrative Headquarters for CLEC operations. The lease commenced on September 15, 1999, with a base rate of $18,809 per month and is for an initial term of five years expiring on September 30, 2004.

     The Company owns an office building with approximately 6,400 square feet in El Monte, California, which serves as its Central Office for Los Angeles CLEC operations.

     The Company leases approximately 7,220 square feet of office space at 99 SE 5th Street, Miami, Florida, which serves as its Central Office for Miami CLEC operations. The lease commenced on December 1, 1999, with a base rate of $11,553 per month and is for an initial term of 10 years expiring on November 30, 2009.

     The Company leases approximately 11,500 square feet of office space at 2839 Paces Ferry Road, Suites 500 and 250, Atlanta, Georgia 30339. The term of the lease commenced on October 1, 1995, with a base rent of $18,267 per month and continues for sixty months, expiring September 30, 2000.

     The Company leases approximately 10,000 square feet of office space at 17100 El Camino Real, Houston, Texas 77058. The lease is for an initial term of five years and expires on June 30, 2001, unless the Company exercises its contractual right to renew the lease for two additional terms of five years each. The monthly rental under the lease is currently $9,800.

     The Company leases approximately 1,700 square feet of office space at 28 West Flagler Street, Miami, Florida, 33130. The lease is for an initial term of five years and expired on December 31, 1998 and has been extended for an additional two years until January 1, 2001. The monthly rental under the lease is currently $2,054.

     The Company leases additional office and equipment co-location space in the U.S. in Phoenix, Arizona; Ft. Lauderdale, Florida; Atlanta, Georgia; Houston, Texas; New York, New York; Los Angeles, California, and San Diego,
California.  The  aggregate  monthly  rental  under  these  leases  is currently
$28,120.

     The Company also leases office or equipment co-location space in Panama City, Panama; Colon, Panama; Caracas, Venezuela; San Salvador, El Salvador; Managua, Nicaragua and San Jose, Costa Rica. The aggregate monthly rental under these leases is currently $14,725.

     The  physical  properties  of  the  Company  are  in  good  condition.

ITEM  3.  LEGAL  PROCEEDINGS.

     The Company is not a party to any legal proceeding or dispute which is not routine and incidental to the business or which involves an amount, exclusive of interest and costs, which exceeds ten percent of the current assets of the Company.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted by the Company to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

     PART  II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the over-the-counter market. The table set forth below reflects high and low closing bid prices on a quarterly basis for the period beginning January 1, 1998 and ending December 31, 1999. The information was obtained from the National Quotation Bureau. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

=================================
1999            HIGH BID  LOW BID
--------------  --------  -------
First  Quarter     1.437     .781
--------------  --------  -------
Second  Quarter    1.969    1.125
--------------  --------  -------
Third  Quarter     2.563    1.750
--------------  --------  -------
Fourth  Quarter    2.500    1.875
--------------  --------  -------

1998            HIGH BID  LOW BID
--------------  --------  -------
First  Quarter     1.421     .797
--------------  --------  -------
Second  Quarter    1.687     .875
--------------  --------  -------
Third  Quarter     1.687     .781
--------------  --------  -------
Fourth  Quarter    1.156     .594
--------------  --------  -------


     As of December 31, 1999, the Company's Common Stock was held by approximately 276 holders of record. The Company estimates that it has a significantly larger number of shareholders because a substantial number of the Company's shares are held by broker-dealers for their customers in street name. The Company has not paid any cash dividends on its Common Stock to date. The Company's current policy is to retain earnings to provide funds for the operation and expansion of its business. The Company may pay dividends to Common Stock Holders only after all accumulated and unpaid dividends on the Class A and B Convertible Preferred Stock have been declared, set aside and paid.

     During the quarter ended December 31 1999, the $21 million of Convertible Promissory Notes issued during the third quarter of 1999 automatically converted into 7,000 shares of the Company's $0.01 par value Class B Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase 9,000,000 shares of common stock. Each share of Preferred Stock is convertible into 1,714.286 shares of common stock and has a liquidation preference of $3,000 per share. In conjunction with the issuance of the Preferred Stock, the holders received warrants to purchase 9,000,000 shares of common stock exercisable for five years at a strike price of $1.89 per share. The dividend and liquidation rights of the Preferred Stock are parri passu with the Class A Convertible Senior Preferred Stock. The Company is required to file a registration statement with the SEC within 120 days after conversion of the Notes to register the shares of common stock issuable upon conversion of the Preferred Stock
(including  shares  issued  as  dividends)  and the  exercise  of the  warrants.
Additionally, during the last quarter of 1999, the Company issued 5,000,000 shares of common stock in conjunction with the exercise of warrants to purchase common stock for $1.00 per share, which were issued during the first quarter of 1999.

Item  6.  SELECTED FINANCIAL DATA

                   POINTE SELECTED CONSOLIDATED FINANCIAL DATA
                      (In thousands, except per share data)

     The following selected historical consolidated financial data should be read in conjunction with Pointe's consolidated financial statements and related notes and Pointe's "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations for each of the four years ended December 31, 1996, 1997, 1998, and 1999 and the consolidated balance sheet data at December 31, 1996, 1997, 1998, and 1999 are derived from the consolidated financial statements of Pointe which have been audited by Arthur Andersen LLP, independent public accounts. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                     For  the  Year  Ended  December  31,
                                                             --------------------------------------------------
                                                               1995      1996      1997       1998      1999
                                                             --------  --------  ---------  --------  ---------

STATEMENT OF OPERATIONS DATA
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . .  $   113   $ 8,232   $ 12,951   $27,620   $ 51,925
Cost of revenues. . . . . . . . . . . . . . . . . . . . . .       31     6,275      9,765    23,246     50,130
                                                             --------  --------  ---------  --------  ---------
Gross profit. . . . . . . . . . . . . . . . . . . . . . . .       82     1,957      3,186     4,374      1,795

Selling, general and administrative expenses. . . . . . . .    1,365     7,816      8,766     9,933     19,275
Depreciation and amortization . . . . . . . . . . . . . . .      147     1,429      2,996     3,452      4,477
Nonrecurring charge . . . . . . . . . . . . . . . . . . . .        -         -      2,677         -          -
                                                             --------  --------  ---------  --------  ---------
Operating loss. . . . . . . . . . . . . . . . . . . . . . .   (1,430)   (7,288)   (11,253)   (9,011)   (21,957)
Interest expense, net . . . . . . . . . . . . . . . . . . .      (94)     (482)      (481)   (1,760)   (15,999)
Other (expense) income, net . . . . . . . . . . . . . . . .        -         -      ( 242)    1,624       (335)
                                                             --------  --------  ---------  --------  ---------
Loss before income taxes and minority interests . . . . . .   (1,524)   (7,770)   (11,976)   (9,147)   (38,291)
Income tax benefit (provision). . . . . . . . . . . . . . .        -         -          -         -          -
                                                             --------  --------  ---------  --------  ---------
Loss before minority interests. . . . . . . . . . . . . . .   (1,524)   (7,770)   (11,976)   (9,147)   (38,291)
Minority interests. . . . . . . . . . . . . . . . . . . . .        -        13          -         -          -
                                                             --------  --------  ---------  --------  ---------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,524)   (7,757)   (11,976)   (9,147)   (38,291)
Preferred stock dividends and beneficial conversion charge.        -         -          -         -    (24,506)
                                                             --------  --------  ---------  --------  ---------
Net loss available to common stockholders . . . . . . . . .  $(1,524)  $(7,757)  $(11,976)  $(9,147)  $(62,797)
                                                             ========  ========  =========  ========  =========
Net loss per share - basic. . . . . . . . . . . . . . . . .  $ (0.26)  $ (0.51)  $  (0.39)  $ (0.22)  $  (1.36)
Weighted average shares outstanding . . . . . . . . . . . .    5,780    15,088     31,085    42,144     46,204
Net loss per share - diluted. . . . . . . . . . . . . . . .  $ (0.26)  $ (0.51)  $  (0.39)  $ (0.22)  $  (1.36)
Diluted weighted average shares outstanding . . . . . . . .    5,780    15,088     31,085    42,144     46,204


                                                                               At December 31,
                                                             --------------------------------------------------

                                                                1995      1996       1997      1998       1999
                                                             --------  --------  ---------  --------  ---------

BALANCE SHEET DATA
Cash, cash equivalents and short term investments . . . . .  $    44   $   320   $    156   $ 1,255   $ 21,220
Current assets. . . . . . . . . . . . . . . . . . . . . . .      149     3,022      3,373     6,257     30,045
Property and equipment, net . . . . . . . . . . . . . . . .      787     5,374      6,630    14,488     24,317
Goodwill and other intangibles, net . . . . . . . . . . . .        -    26,313     20,512    20,404     19,851
Total assets. . . . . . . . . . . . . . . . . . . . . . . .    1,086    34,792     31,066    42,222     76,890
Notes payable and capital lease obligations . . . . . . . .      304     5,960      5,470    16,295     18,172
Stockholders' equity. . . . . . . . . . . . . . . . . . . .  $   364   $18,673   $ 14,376   $12,385   $ 42,822

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     Pointe Communications Corporation (formerly Charter Communications International, Inc., "PointeCom" or the "Company") began operations in 1995 predominately offering International Private Line ("IPL") services between the U.S. and Panama. Subsequently, the Company has secured various communications licenses in the U.S., Panama, Costa Rica, Venezuela, El Salvador, Nicaragua, Mexico, and Honduras, acquired ten companies, entered the prepaid long distance and telecommuting services markets and increased revenue from $113,000 for the year ended December 31, 1995 to $51.9 million for the year ended December 31, 1999. Licenses held by the Company, which vary by country, typically allow the Company to offer an array of services including international private line, long distance, Internet access, and data transmission. The Company has established an infrastructure including satellite earth stations, interconnection agreements, peripheral infrastructure, and sales and marketing channels in all of the above countries, except Honduras, to service existing and future customers. The Company also enjoys strong relationships with the responsible government agencies, telephone company authorities and international carriers.

     During late 1998, the Company adopted a strategy to position itself as a cost efficient, reliable, full-service Competitive Local Exchange Carrier ("CLEC") tailored specifically to the needs of the Hispanic Community in the U.S. and in South and Central America. In the U.S., the Company's focus is on major cities with large Hispanic populations. Internationally, the Company targets complementary markets with telecommunications traffic patterns that correspond with the paired U.S. target markets. The Company's strategy assumes that there exists (i) a significant population in the U.S. that is dissatisfied with its current telecommunications service, (ii) substantial demand for telecommunications services in the U.S. Hispanic population, (iii) a lack of ready access to telephony services in Latin America for a substantial portion of the population, and (iv) a natural synergy and cost advantage in providing local services in both the U.S. and Latin America to meet basic telephony needs along with bundled services to meet more advanced communications requirements between the U.S. and Latin America.

     In an effort to enhance its CLEC management team and to gain accelerated access to the West Coast during the third quarter of 1999, HTC Communications, LLC ("HTC"), a California limited liability company licensed as a Competitive Local Exchange Carrier ("CLEC") in California merged with and into the Company. The management team from HTC assumed leadership of the Company's CLEC operations. Their management team has over 70 years of combined experience in the telecommunications industry including a CEO who was formerly General Manager of a division at Pacific Bell, responsible for marketing and offering services to more than 1.1 million Hispanic customers and generating over $350 million in annual revenues. Funding for the newly adopted strategy was obtained during the second and third quarters of 1999. Construction of central switching facilities and co-location sites at the various Incumbent Local Exchange Carriers ("ILECs") end offices is currently under way in Los Angeles, Miami, San Diego and Houston. These initial sites are expected to be operational during the second and third quarters of 2000. Future target markets include, but are not limited to, New York City, Chicago, San Francisco, Dallas and San Juan, Puerto Rico.

     As a complement to its strategy to become a full-service CLEC in the U.S. and Latin America, the Company is establishing an Asynchronous Transfer Mode ("ATM") fiber transport network for both voice and data switching. The network initially connects Houston, Texas; Atlanta, Georgia; Miami, Florida; New York, New York; Los Angeles, California; San Salvador, El Salvador; and Lima; Peru (the latter two via satellite). Future plans include similar network infrastructure in other U.S. and South American and Central American locations. The network will allow the Company to efficiently carry traffic for its CLEC operations and will also serve to expand the market reach and lower the cost basis of its existing prepaid long distance services business. Additionally, the network allows the Company to enter the wholesale carrier business by capitalizing on unique partnering opportunities with interconnected foreign Postal, Telephone and Telegraph companies ("PTTs"). The network became partially operational during the first quarter of 1999, however, due to unforeseen technical difficulties with the leading edge technology, the Company has yet to realize significant revenues or cost efficiencies.

     Subsequent to year end, the Company agreed to merge with Telscape International, Inc. ("Telscape") in an all-stock transaction in which each share of PointeCom will be exchanged for 0.224215 shares of Telscape common stock. The surviving company will trade under the ticker symbol "TSCP" on the Nasdaq National Market System. The board of directors of both companies have agreed to the merger; however, the closing is subject to shareholder approval and certain other conditions precedent, such as Securities Exchange Commission and regulatory approval. Management believes that the merger of the combined companies creates one of the leading providers of bundled communications services in the U.S. Hispanic and paired-Latin American markets. Some of the benefits of the combined companies are:

-  An  experienced  management  team  with  a  significant  Latin  component.
- Creates an integrated communications provider catering to Hispanics in both the U.S. and Latin America, including a Telscape concession to provide domestic and international long distance service in Mexico granted to Telscape by Mexican regulators.
- Infrastructure-based strategy utilizing a "Smart Build" approach including a fiber optic network under construction by Telscape in Mexico.

-  Greater  critical  mass  and  compelling  synergies  and  cost  savings.
- One of the few companies that can compete in the U.S. and Latin America as one company.
- Combined company strategy addresses rapidly growing and deregulating markets with significant competitive opportunities.

     See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the years ended December 31, 1997, 1998 and 1999. Operating results for any period are not necessarily indicative of results for any future period. Amounts (except per share data) are shown in thousands.

                                    DECEMBER 31,          DECEMBER 31,         DECEMBER 31,
                                        1997                  1998                 1999
                                 -------------------  -------------------  -------------------
                                            % of                 % of                  % of
                                           Revenues             Revenues             Revenues
                                 --------  ---------  --------  ---------  --------  ---------
Revenues:
   Communications services
     and products                $10,203      78.8%   $24,785      89.7%   $49,809       95.9%
   Internet connection
     services                      2,748      21.2      2,835       10.3     2,116        4.1
                                 --------  ---------  --------  ---------  --------  ----------
Total revenues                    12,951     100.0     27,620      100.0    51,925      100.0

Costs and expenses:
  Cost of services
   and products                    9,766      75.4     23,246       84.1    50,130       96.5
  Selling, general
   and administrative
   expenses                        8,766      67.7      9,933       36.0    19,275       37.1
  Nonrecurring
   charge                          2,677      20.7          -          -         -          -
  Depreciation and
   amortization                    2,995      23.1      3,452       12.5     4,477        8.6
                                 --------  ---------  --------  ---------  --------  ----------
   Total costs
   and expenses                   24,204     186.9     36,631      132.6    73,882      142.3
                                 --------  ---------  --------  ---------  --------  ----------

   Operating loss                <11,253>    <86.9>    <9,011>     <32.6>  <21,957>     <42.2>
                                 --------  ---------  --------  ---------  --------  ----------

Interest expense, net               <481>     <3.7>    <1,760>      <6.4>  <15,999>     <30.8>
Other (loss)/income                 <242>     <1.9>     1,624        5.9    <  335>      <0.6>
                                 --------  ---------  --------  ---------  --------  ----------
Net loss                         <11,976>    <92.5>    <9,147>     <33.1>  <38,291>     <73.7>
                                 --------  ---------  --------  ---------  --------  ----------
Preferred Stock Dividend
 and beneficial Conversion
 charge                               -          -          -          -   <24,506>     <47.2>

Net loss available to Common
  Stockholders                   <11,976>    <92.5>    <9,147>     <33.1>  <62,797>    <120.9>

Net loss per share               $  <.39>              $ <.22>             $<1.36>
                                 --------             --------             --------
Shares used in computing
net loss per share                31,085               42,144              46,204
                                 --------             --------             --------

YEAR  ENDED  DECEMBER  31,  1999  COMPARED TO  YEAR  ENDED  DECEMBER  31,  1998
-------------------------------------------------------------------------------

     During the third quarter of 1999, the Company evaluated its business focus and organizational structure. In doing so, it was determined that the Company operates in three distinct business segments, which include Retail Services, Wholesale/International Services and Prepaid Calling Card Services. Retail services include local, long distance, and Internet access services provided
primarily  to  Hispanic  residential  and  commercial  customers.   Wholesale/
International services include carrier terminating services and International private line provided between the US and various South and Central American countries as well as voice and data services. Prepaid Card Services include the sale of both "on-net" (calls carried on the Company's network) and "off-net" (calls carried on other Companies networks) prepaid calling cards. The management team and each employee were allocated to the various business segments and goals and objectives were established for each segment and each employee. Management will evaluate performance of the Company and its employees in part based upon the performance of these individual segments. The Company has presented segment information for the 1999 fiscal year in its financial statements; however, comparable data is not presented for 1998 since the company was not managed in the same manner during 1998. Accordingly, no discussions have been provided herein regarding segment performance.

     Consolidated revenues for the combined lines of business for the years ended December 31, 1999 and 1998, were $51,925,000 and $27,620,000, respectively. The increase in revenue was principally the result of increased prepaid calling card sales, primarily driven by increased distribution of "off-net" card sales to the U.S. Hispanic community. Other increases came from international private line, principally to Costa Rica, and wholesale carrier termination to various destinations in Latin America. The increase in overall revenues for the year was offset by a decline in Internet connection service revenues. The decline in internet revenues came primarily from Panama as a result of the withdrawal of the U.S. Armed Forces during the first quarter of 1999, and from the U.S. where the Company sold the majority of its dial up subscribers during the third quarter in an effort to realign its Internet offering with the Company's strategic focus on the U.S. Hispanic community. The Company intends to increase Internet sales during the year 2000 by selling dial up, dedicated and DSL services to the U.S. Hispanic residential and business communities. Cost of services and products for the years ended December 31, 1999 and 1998 were $50,130,000 and $23,246,000 respectively, yielding gross profit margins of 3.5% for 1999 and 15.8% for 1998. Gross profit margins were adversely affected during 1999 by the fact that prepaid calling card revenues, which generally carry a lower margin than the Company's other products, represented a higher proportion of total revenues in 1999 than in 1998 and by a significant increase in fixed dedicated line costs incurred in anticipation of higher wholesale carrier and Competitive Local Exchange Carrier ("CLEC") traffic.

     Selling, general, and administrative ("SG&A") expenses for the year ended December 31, 1999 were $19,275,000 or 37.1% of revenues compared to $9,933,000 or 36.0% of revenues for the year ended December 31, 1998. The overall increase in expenses was primarily attributable to expansion of the Company's operations, particularly the addition of management, marketing, engineering and administrative personnel necessary to fulfill the CLEC business plan. This trend is expected to continue throughout 2000 as the Company continues to build out its target markets in Los Angeles, Miami, San Diego and Houston which are expected to open during the second and third quarters of 2000.

     Depreciation and amortization expense was $4,477,000 and $3,452,000 for the years ended December 31, 1999 and 1998, respectively. The increase is attributable to the increase in property, plant and equipment and amortization of intangibles resulting from acquisitions completed during 1998 and 1999.

     Interest expense was $15,999,000 and $1,760,000, for the years ended December 31, 1999 and 1998, respectively. The increase during 1999 was due primarily to the non-cash non-operating beneficial conversion charge taken in conjunction with the issuance of the notes convertible into Class B Preferred Stock. The discount recognized in conjunction with the issuance was $11,865,000 for the year ended December 31, 1999. this represented the difference between the fair value of the Stock underlying the Notes as the proceeds recognized in conjunction with the issuance. The amount is non-recurring. Additionally, a number of new debt instruments were entered into in late 1998 and during 1999, including $11.0 million in bridge loans, $6.0 million in capital leases.

     Other income in 1998 resulted from a gain recognized on the settlement of an account payable to Sprint. An agreement in principal was reached during 1997 to restructure the Company's payable to Sprint. At year end 1997, the disputed amount was accrued as a deferred credit. During 1998, the Company signed a settlement agreement requiring it to pay $1.0 million, at which time the deferred credit was recognized in the statement of operations. The settlement agreement obligates the Company to pay $100,000 at settlement and $50,000 per month over the succeeding 18 months. As of December 31, 1999, $150,000 was included in the current portion of notes payable related to this matter.

     There was no income tax benefit recorded in either 1999 or 1998, as management recorded a valuation reserve because of the uncertainty of the timing of future taxable income. The net losses for the years ended December 31, 1999 and 1998 were approximately $38,291,000, or $1.36 per share, and
$9,147,000, or $0.22 per share, respectively. Approximately $0.74 of the $1.33 net loss per share for 1999 is attributable to the non-cash non-operating charge of approximately $34,039,074 recognized in conjunction with the beneficial conversion feature on the Class A and Class B preferred stock issued during the year. (Note 7).

     The Company's international operations, conducted mainly in Panama, Venezuela, Costa Rica and Mexico accounted for approximately 7.8% of the Company's overall revenues and 3.8% of the Company's net loss during 1999 and approximately 16.7% of the Company's revenues and 16.8% of the Company's net loss during 1998. The decrease in the international operations' proportionate net loss from 16.8% in 1998 to 3.8% in 1999 was driven by a reduction in international selling, general and administrative expenses and cost of services during 1999, which resulted in an approximate 51.3% decline in net loss from 1998 to 1999 with only an 8.7% decline in international revenue.

YEAR  ENDED  DECEMBER  31,  1998  COMPARED TO  YEAR  ENDED  DECEMBER  31,  1997
----------------------------------------------------------------------

     Consolidated revenues for the combined lines of business for the years ended December 31, 1998 and 1997 were $27,620,000 and $12,951,000, respectively. The most significant increase in revenue came from communications services and products which increased from $10,203,000 in 1997 to $24,785,000 in 1998. The increase in communications services and products revenue was principally the result of increased prepaid calling card sales, primarily driven by competitive rates to Latin America, increased quality that resulted from a new calling card platform purchased during the year, and acquisitions during 1998. Other increases in communications services came from International Private Line, mainly to Costa Rica, and the start up of the Telecommuting Services business. Internet connection services revenues increased from $2,748,000 in 1997 to $2,835,000 in 1998. The Internet revenues increased primarily in Venezuela offset by a decline in Panama and in the U.S. Cost of services and products for the year ended December 31, 1998 were $23,246,000 and $9,766,000 for the comparable period in 1997, yielding gross profit margins of 15.9% for 1998 and 24.6% for the same period in 1997. The gross profit margin was adversely affected by the fact that prepaid calling card revenues, which generally carry a lower margin than the Company's other products, represented a higher proportion of total revenues in 1998 than in 1997. Also contributing to the lower margins were sales of "off-net" prepaid calling cards (i.e., other carriers cards by a distributor acquired during 1998, which carry a lower margin than revenues earned on Company provided cards.

     Selling, general, and administrative expenses for 1998 were $9,933,000 or 36.0% of revenues compared to $8,766,000 or 67.7% of revenues for 1997. The overall increase in expenses was primarily attributable to expansion of the Company's operations; however, the Company was able to gain economies of scale while expanding operations as represented by the lower selling, general and administrative expenses as a proportion of revenues in 1998. The Company anticipates benefiting further from economies of scale, as costs such as salaries and wages are not expected to increase in direct proportion to increases in revenues.

     The non-recurring charge during 1997 was primarily the result of a write off of the assets related to a business that was exited during the year. In an effort to narrow the scope of the Company's product offering and to focus resources on its core competencies, the Company decided to exit the computer network integration business. As a result, the assets related to PDS, including approximately $1,889,000 of goodwill and other intangibles and $250,000 of hardware and software inventory, were written off and approximately $80,000 in severance and other related costs were accrued.

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

     The Company's international operations, conducted mainly in Panama, Venezuela, Costa Rica and Mexico accounted for approximately 17.9% of the Company's overall revenues and 3.2% of the Company's net loss in 1997 and approximately 16.8% of the Company's revenues and 16.8% of the Company's net loss in 1998. The increase in the International operations proportionate net loss from 3.2% in 1997 to 16.8% in 1998 was driven mainly by the negative
operating   results  incurred  in  Panama during 1998.  The Company's Panamanian operations conduct international private line (IPL), Internet connection and call center services on U.S. Military bases. During the year ended 1998, The Company's Panamanian operations were adversely effected by a decrease in revenue in each of its businesses. IPL revenues decreased as a result of both a price decline in switched services making IPL less cost effective and increased competition from Cable & Wireless, the local PTT. The decrease in both Internet connection services revenues and call center services revenues result from a reduction of the U.S. Armed Forces present in Panama. Fixed cost of services and selling, general and administrative costs continued to be incurred despite the decrease in revenues.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The  Company  has  not  generated  net  cash from operations for any period to date. The Company has primarily financed its operations to date through private sales of equity securities and debt to both affiliates and outside investors. During the first quarter of 1999, in private placement offerings, the Company entered into three promissory notes with principal amounts totaling $9.0 million. In conjunction with the notes, the Company issued warrants to purchase 1.52 million and 5 million shares of common stock at $1.00 per share exercisable for three years and eight months, respectively. The warrants to purchase 5 million shares of common stock were exercised during the fourth quarter of 1999 in exchange for repayment of the promissory note. During the second quarter, the Company completed a private placement of $30.2 million of $0.01 par value Class A Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase 10.8 million shares of common stock. The net proceeds from the private placement totaled $28.1 million. During the third quarter of 1999, the Company completed a $21.0 million private placement offering of 12% Convertible Promissory Notes (convertible into Class B Convertible Senior Preferred Stock and warrants. The Convertible Notes were automatically converted into Class B Convertible Senior Preferred Stock and warrants to purchase 9 million shares of common stock exercisable for 5 years at $1.89 per share on December 31, 1999. Proceeds from these offerings have been used to offset the Company's operating cash flow deficit during 1999 of approximately $22.2 million, repay $6.0 million of promissory notes as well as $4.3 million of other various notes and capital leases and purchase assets of approximately $6.6 million. Further, throughout the year the Company acquired approximately $5.7 million in assets through various financing and capital leases.

     The Company estimates that it will need approximately $70.3 million to fund existing operations through the end of 2000, including approximately $6.3 million to fund debt due over the next twelve months, $39.0 million to fund capital expenditures and $25.0 million to fund operating cash flow requirements. As of year end, the Company had approximately $21.2 million of cash on hand. Subsequent to year-end, the Company entered into an agreement to merge with Telscape International, Inc., ("Telscape") as part of the merger, the Company entered into a Promissory Note with Telscape pursuant to which the company provided $10.0 million to Telscape. The promissory note matures on June 30, 2000 (see Note 15 of the Financial Statements). During the first quarter of 1999, the Company entered into a $25.0 million master lease facility. As of December 31, 1999, the Company had drawn down $6.3 million under the master lease. Additionally, the Company is negotiating a potential $15.0 million line of credit with another major vendor. The Company intends to use these vendor lines of credit and lease facilities to finance the majority of its capital asset purchases for the next year. The Company is currently seeking to raise additional capital through the private placement of equity. Additional means of financing will be sought if necessary and may include, but would not be limited to, vendor financing agreements, bank loans and private placements of debt and/or equity. Additionally, the Company may realize proceeds from the exercise of outstanding warrants and options. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company, if at all. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations.

     As noted previously, the Company has not generated net cash from operations for any period to date and used $22.1 million of cash to fund operating activities for the year ended December 31, 1999. Management anticipates that the Company will not generate cash from operations during 2000. The Company does not currently have adequate resources available to achieve all of its potential expansion plans noted in "Management's Discussion and Analysis" and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement during the first quarter of 1999, and it did not have a material impact on the Company's financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. The Company adopted this statement during the first quarter of 1999, and it did not have a material impact on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," which amends statement No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not expect it to have a material impact on its financial statements.

YEAR  2000

     To date, year 2000 problems have had a minimal effect on our business. However, we may not have identified and remediated all significant year 2000 problems. Further remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business. Finally, although we have not been made a party to any litigation or arbitration proceeding to date involving our products or services related to year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability for year 2000 related damages, including consequential damages, would negatively affect our business, results of operations, financial condition and liquidity, perhaps materially.

ITEM  7A.  QUANTITAVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We are subject to financial market risks, including interest rate risk and foreign currency exchange risk.

                                INTEREST RATE RISK

     As of December 31, 1999, we had both variable and fixed interest bearing notes. All of our debt obligations are denominated in U.S. dollars and, represent interest rate risk. All of our debt obligations are segregated in fixed and variable rate instruments as shown on the table below. The table shows the amounts of principal payments due on our various debt instruments and the weighted average rate for the principal payments then due using the rates in effect at December 31, 1999. The table set forth below summarizes the fair values and payment terms of financial instruments subject to interest rate risk maintained by us as of December 31, 1999.

                                                                                     Fair Value
DEBT              2000         2001        2002       2003      2004       Total     at 12/31/99
-------------  -----------  ----------  ----------  --------  --------  -----------  -----------
Non-Interest
Bearing or
Fixed Rate     $4,807,204   5,251,425   5,972,291   647,325   144,020   16,822,265    16,822,265
Wtd. Avg.
Interest Rate       10.74%      10.80%      12.17%    12.09%    12.00%       11.33%          ---


Variable       $1,350,000           0           0         0         0    1,350,000     1,350,000
Wtd. Avg.
Interest Rate       11.06%       0.00%       0.00%     0.00%     0.00%       11.06%          ---

               ---------------------------------------------------------------------------------
Total          $6,157,204   5,251,425   5,972,291   647,325   144,020   18,172,265    18,172,265
               =================================================================================

     We have not entered into any derivative contracts or used any other interest rate risk management techniques to attempt to minimize the interest rate risk inherent in each of our debt instruments. At the time of this filing, we have no plans in place to actively manage this risk. As we do not have a significant amount of variable interest rate obligations, we have not entered into derivative transactions to hedge our risk.

                         FOREIGN CURRENCY EXCHANGE RISK

     The Company has operations in Central and South America, mainly Panama, Venezuela, Costa Rica and Mexico, which expose it to currency exchange rate risks (except Panama, whose currency is equal to the US dollar). To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term as the significant majority of the Company's activities are settled in the US Dollar. If, however, there was a 10 percent sustained decline in these currencies versus the U.S. dollar, then the consolidated financial statements could be effected as international operations represented approximately 2.1% of total assets as of December 31, 1999 and 7.8% and 3.8% of total revenues and net loss, respectively, for the year ended December 31, 1999.

ITEM  8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA.

     Attached following the Signature Pages and Exhibits, see the index to the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not had any disagreements with its independent accountants and auditors.


                                    PART  III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


          The following table lists the name and age of each of our directors and executive officers, as well as those persons expected to make a significant contribution to us during 2000. Each director has been elected to serve until the next annual meeting of shareholders. A biography of each executive officer follows this table,

NAME                 AGE                     POSITION
-------------------  ---  ----------------------------------------------
Stephen E. Raville    52  Chairman of the Board, Chief Executive Officer
-------------------  ---  ----------------------------------------------

Peter C. Alexander    43  President and Chief Operating Officer
-------------------  ---  ----------------------------------------------

Richard P. Halevy     33  Chief Financial Officer
-------------------  ---  ----------------------------------------------

Patrick E. Delaney    46  Director, Executive Vice President
-------------------  ---  ----------------------------------------------

Federico L. Fuentes   45  Chief Technical Officer
-------------------  ---  ----------------------------------------------

Ruben Garcia          47  President, CLEC Division
-------------------  ---  ----------------------------------------------

Jaime D. Zambra       55  President, International Division
-------------------  ---  ----------------------------------------------

John F. Nort          51  President, Prepaid Solutions Division
-------------------  ---  ----------------------------------------------

William P. O'Reilly   54  Director
-------------------  ---  ----------------------------------------------

F. Scott Yeager       48  Director
-------------------  ---  ----------------------------------------------

Gerald F. Schmidt     59  Director
-------------------  ---  ----------------------------------------------

James H. Dorsey       40  Director
-------------------  ---  ----------------------------------------------

Rafic A. Bizri        51  Director
-------------------  ---  ----------------------------------------------

David C. Lee          34  Director
-------------------  ---  ----------------------------------------------

Darryl B. Thompson    38  Director
-------------------  ---  ----------------------------------------------

          STEPHEN E. RAVILLE. Mr. Raville has been a director of ours since December 14, 1995, Chairman since January 28, 1997 and Chief Executive Officer since September 12, 1997- Mr. Raville has been President of First Southeastern Corp., a private investment company, since it was formed shortly after Mr. Raville's departure from Advanced Telecommunications Corporation, or ATC, where he served as Chairman of the Board and Chief Executive Officer- Prior to the merger of ATC and Atlanta based TA Communications, Mr. Raville served as a President of TA Communications. Additionally, he was a partner in the Atlanta law firm of Hurt, Richardson, Gamer, Todd & Cadenhead. Mr. Raville currently serves on the Board of numerous private concerns. Mr. Raville also sits on the Board of Eltrax Systems, Inc.

     PETER C. ALEXANDER. Mr. Alexander joined us in December 1999 with a strong record of international business successes. Most recently Mr. Alexander was President of Premiere Technologies, Inc., an Internet communications service provider. Prior to Premiere, he served as Senior Vice President of non-U.S. operations for GE Capital Information Technology Solutions, a $3.5 billion division of GE Capital Services Company. Prior to his GE affiliation, Mr. Alexander served as President of AmeriData Global Limited, an international IT services group of AmeriData Technologies, and Vice President of International Operations for Vanstar Corporation.

     RICHARD  P.  HALEVY.  Mr.  Halevy  started  with  Pointe  in  March 1997 as
Treasurer/VP of Finance, the position he held until March 2000 when he was appointed to Chief Financial Officer. During his time with the Company, Pointe has grown revenues from $8 million in 1996 to $52 million in 1999 and has raised in excess of $70 million in debt and equity financing. Prior to joining Pointe, Mr. Halevy was a Vice-President with Credit Suisse First Boston's Controllers Group and began his career with Ernst & Young. Mr. Halevy is a Certified Public Accountant in the state of New York, holds a B.S. in Accounting from Fordham University and an MBA in Finance from NYU.

     PATRICK E. DELANEY. Mr. Delaney has been a Director since September 12, 1996. Additionally, Mr. Delaney served as Chief Financial Officer for the Company from September 12, 1996 to December 31, 1999. Mr. Delaney has over twenty years of diverse business management experience in such industries as chemical engineering, insurance and telecommunications. As Chief Financial Officer of Advanced Telecommunications Corporation, or ATC, Mr. Delaney was instrumental in growing ATC's annual revenues from $50,000,000 to $500,000,000 in less than six years. Mr. Delaney's other key responsibilities at ATC included directing mergers and acquisitions activities, which resulted in over fifteen transactions, as well as placing financing in excess of $250,000,000 in debt and equity. During 1993-1994, Mr. Delaney served as a board member and Chief Financial Officer for RealCom, Inc., the second largest shared tenant services company in the country until its acquisition by MFS Communications.

     FEDERICO L. FUENTES. Mr. Fuentes joined us under a consulting agreement in March of 1999 and currently serves as our Chief Technical Officer. Mr. Fuentes has in excess of 20 years of experience in International telecommunications engineering. Prior to joining us, Mr. Fuentes was a co-founder of a number of telecommunications businesses in the U.S. and Latin America including Psychologic, a company that developed short messaging software. The software was able to produce messaging in 30 languages and was selected by Motorola for their pagers. He was co-founder and Chief Engineer for Bozdatos, a Venezuelan company which acted as consultant for the Iridium satellite project in Latin America, implemented an ATM banking network, developed a public payphone network, installed fiber optic cable for CANTV, and developed the first prepaid calling card for cellular services in Venezuela. He was the founder of Multielectronica, a developer of billing software for telecommunications services. He was also Chief Engineer at ELCA, a provider of rural and GSM cellular telephone services in Venezuela. Prior to founding his own businesses, Mr. Fuentes spent a number of years as an Operations Manager for the local PTT of Venezuela. He holds a B.S. in Chemical Engineering from Simon Bolivar in Venezuela.

     RUBEN GARCIA. Mr. Garcia joined us in July of 1999 as President of the CLEC Division. Mr. Garcia has more than twenty years of telecommunications management experience in marketing, sales and customer service. Prior to joining us, Mr. Garcia was President of HTC Communications, a California-based CLEC, acquired by us during the third quarter of 1999. He previously served as Chief Operating Officer at ConexOne Wireless, where he joined the firm as the 10th employee.
During  Mr.  Garcia's  tenure,  ConexOne  was  ranked  the  19th fastest growing
Hispanic  owned  firm  in  the  U.S.  and  became  a member of the Hispanic 500.

Previously, Mr. Garcia was Vice-President and General Manager at Pacific Bell, responsible for marketing and offering services to more than 1.1 million Hispanic customers and managing 1,200 employees. His group generated over $350 million in annual revenues for Pacific Bell.

     JAIME D. ZAMBRA. Mr. Zambra joined us under a consulting agreement in March of 1999 and currently serves as our President of the International Division. Mr. Zambra has 25 years of experience in Business Development throughout Central and South America. Prior to joining Pointe's International team in March 1999, Mr. Zambra was a co-founder and Business Development Manager for Bozdatos, a Venezuelan company which acted as consultant for the Iridium satellite project in Latin America, implemented an ATM banking network, developed a public payphone network, installed fiber optic cable for CANTV, and developed the first prepaid calling card for cellular services in Venezuela. He was Business Development Manager and a Member of the Board of Directors for Multicanal, a media company with financial backing from ABC/Disney, which was the first to bring Digital Compression TV to Europe. The company provided six channels to Spain and Portugal. He was also Business Development Manager at ELCA, a provider of rural and GSM cellular telephone services in Venezuela. Prior to his independent ventures, Mr. Zambra spent 17 years in the petrochemical, pharmaceutical and consumer products business for Dow Chemical. Mr. Zambra holds a B.S. in Electrical Engineering from Catholic University and an MBA in Finance from the University of Houston.

     JOHN F. NORT. Mr. Nort joined us in October 1996 and is currently the President of the Prepaid Solutions division. Mr. Nort was an early pioneer in the prepaid calling card industry. Worldlink Communications, a Company he founded in 1992, was one of the first companies offering a long distance telephone debit card for use from any touch tone phone in the U.S.. Mr. Nort's early market experience has benefitted us, as we have grown prepaid revenue from $6 million in 1996 to approximately $44 million in 1999 and has developed strong positions in both the domestic and international prepaid long distance market. Under Nort's direction the group has had significant retail success, particularly in the Hispanic community. Prior to joining us, Mr. Nort founded WorldLink Communications, Inc., which we acquired in 1996. Mr. Nort also founded National Telephone Company, a payphone operator, and was a director/owner of Rent-A-Line Telephone Company, a prepaid CLEC reseller, until its acquisition by us in 1998.

     WILLIAM P. O'REILLY. Mr. O'Reilly has been a director since December 14, 1995. Mr. O'Reilly has over 20 years experience in the telecommunication industry and has initiated several successful business ventures. In 1981, he was the founder and Chief Executive Officer of Lexitel Corporation, which is currently part of ALC Communications, Inc. Mr. O'Reilly was also a founder and Chief Executive Officer of Digital Signal, a leading provider of low-cost fiber optic capacity to long distance carriers. In 1989, he acquired Military Communications Corporation, or MCC. MCC provides international public switched network services via phone centers to the U.S. military worldwide. Mr. O'Reilly sold MCC to LDDS in 1997. Mr. O'Reilly is currently Chairman and Chief Executive Officer of ELTRAX Systems, Inc., a public company.

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

     GERALD F. SCHMIDT. Mr. Schmidt joined us as a director on February 28, 1997. Mr. Schmidt is Chairman, a director and a shareholder of Cordova Technologies, Inc. As Chairman, he is responsible for the major policy decisions of the General Partner and the Partnership. Mr. Schmidt is a co-founder of Cordova Capital and also President of Cordova Capital Inc. and Cordova Capital II, Inc., and is a shareholder and member of the Board of Directors of each. A major portion of his career was spent with Jostens, Inc., a publicly-traded NYSE company on the Standard & Poor's 500, based in Minneapolis and involved in the manufacturing and sale of motivation and recognition products to educational institutions and companies. While there, he was responsible for $170 million in sales through more than 500 independent sales representatives and led a sales and design team that won the opportunity to produce the gold, silver and bronze medals for the games of the XXIII Olympiad held in Los Angeles. Upon leaving Jostens in 1984, he spent five years as senior vice president of O'Neill Developments, Inc., a privately-held merchant developer of real estate properties headquartered in Atlanta. Mr. Schmidt left in 1988 to join Manderson & Associates, where Cordova Capital was founded. Mr. Schmidt serves on the Board of Directors of USBA Holdings, Ltd., a financial services company providing products and services to banks, Investors Financial Group, Inc., a full service broker-dealer, and Premis Corporation, a publicly traded Nasdaq company that designs, develops and markets software systems for point of sale.

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

     RAFIC A. BIZRI. Mr. Bizri was named to our Board of Directors in June 1999 in conjunction with Oger Pensat's investment in our Class A Senior Convertible Preferred Stock. Mr. Bizri is currently President and sole director of Hariri Holding, an investment company with investments throughout the United States. Prior to Hariri Holding, Mr. Bizri held the positions of Controller and Investor Representative for Mediterranean Investors Group, Controller for Holiday Inn, and Financial Officer of Saudi Oger, one of the largest construction and development companies in Saudi Arabia. Mr. Bizri also heads the Hariri Foundation-U.S.A., an organization which at its peak sponsored 2,300 scholars in the U.S. and Canada. Mr. Bizri holds a Bachelor of Accounting and Finance from Virginia Commonwealth University.

     DAVID C. LEE. Mr. Lee was named to our Board of Directors in June 1999 in conjunction with Sandier Capital's investment in our Class A Senior Convertible Preferred Stock. Mr. Lee is currently a Managing Director of Sandler Capital, and is experienced in a broad range of communications services. He is responsible for analyzing, structuring and managing Sandler Capital's private equity investments in the telecommunications industry. Prior to joining Sandler Capital, he was a Managing Director at Lazard Freres & Co. LLC, where he worked on a wide range of advisory and financial assignments, with special emphasis in the communications sector. Mr. Lee holds a BS in economics from The Wharton School at the University of Pennsylvania.

     DARRYL B. THOMPSON. Mr. Thompson was named to our Board of Directors in June 1999 in conjunction with TSG Capital's investment in our Convertible Notes convertible into the Class B Senior Convertible Preferred Stock. Mr. Thompson is currently a Partner at TSG Capital Group. Mr. Thompson began his investment career at Morgan Stanley & Co. as a Financial Analyst and Senior Associate. He subsequently joined TLC Group, L.P., as special assistant to its Chairman, Reginald F. Lewis. At TLC, Mr. Thompson managed operating company acquisitions and financings. He joined TSG Capital as Senior Vice President in 1992. Mr. Thompson holds an AB Degree in Chemistry and Mathematics from the University of North Carolina at Chapel Hill, an MS in Technology and Policy from the Massachusetts Institute of Technology (MIT) and an MBA from Stanford University.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. We filed to register our Common Stock under Section 12(g) of the Exchange Act of June 11, 1996, which registration became effective 60 days after such filing. To our knowledge, the following persons have filed late reports pursuant to Section 16 relating to their beneficial ownership of our securities:

     In June 1999, Mr. Comee sold or transferred 100,000 shares of common stock. To our knowledge, a Form 4 reporting this sale has not been filed.

     In December 1999, Mr. Delaney sold or transferred 248,750 shares of common stock. To our knowledge, a Form 4 reporting this sale has not been filed.

ITEM  11.  EXECUTIVE  COMPENSATION.

     The following table summarizes the compensation we paid to our Chief Executive Officer and all of our executive officers whose salary and bonus from us for services rendered during 1999 exceeded $100,000. Information is not included for any persons not serving as an executive officer as of December 31, 1999.

                                     SUMMARY COMPENSATION TABLE

                               Annual Compensation                          Long-Term Compensation
                            --------------------------              --------------------------------
                                                                         Awards              Payouts
                                                                    ------------------       --------
                                                                                  Securities
                                                                      Restricted  Underlying
Name and                                                Other Annual    Stock      Options/    LTIP
Principal Position        Year    Salary        Bonus   Compensation    Awards       SARs     Payouts
------------------------  ----  -----------    -------  ------------  ----------  ----------  -------
Stephen E. Raville        1999     $13,000

Chief Executive Officer   1998     $10,000

                          1997        $-0-

Peter C. Alexander        1999     $17,692                                        1,000,000
President and Chief
   Operating Officer

Patrick E. Delaney        1999     $75,356     $50,000                              400,000

Executive Vice President  1998     $81,995(1)

                          1997    $100,000

Federico L. Fuentes       1999    $113,358(2)                                       500,000
Chief Technical Officer

Ruben Garcia              1999     $71,077                                          900,000
President CLEC Division

Jaime Zambra              1999    $113,358(2)                                       500,000
President
  International Division

John F. Nort              1999    $115,000     $50,000                              400,000

President Prepaid         1998    $100,000                                          150,000

Solutions Division        1997    $100,000

(1)     In  addition  to  the salary listed, Mr. Delaney received $19,336 for royalties and $12,500 for  personally  pledging  1 million shares of common stock as collateral for a SI million bridge loan we  entered  into  during  December  1998.
(2)     We  entered  into  a  consulting  agreement  with Multielectronica, CYRF C.A., a Venezuelan company which  Mr.  Fuentes and Zambra are principals. Under the agreement we are obligated to pay  $37,000 monthly plus related expenses for the services of four individuals, two  of whom are Mr. Fuentes and Zambra.

     We have adopted a Nonemployee Director Stock Option Plan pursuant to which 2,000,000 shares of our Common Stock have been reserved for issuance to our Nonemployee directors. Options are granted with an exercise price at fair market value on the date of grant, are exercisable upon the one year anniversary of the date of grant and expire upon the earliest to occur of:

  -  ten  years  after  the  date  of  grant,

  - one year after the recipient ceases to be a director by reason of death or disability, or

  - three months after the recipient ceases to be a director for any reason other than death or disability.

     To date, we have granted options to purchase 100,000 shares under the plan to each of the following persons:

  -  Stephen  E.  Raville,

  -  William  P.  O'Reilly,

  -  F.  Scott  Yeager,

  -  Gerald  F.  Schmidt,

  -  and  James  H.  Dorsey.

     The options vest in 25,000 share increments on each one year anniversary date of election to the board of directors. As of December 31, 1999, Messrs.
Raville, O'Reilly and Yeager were vested in 100,000 options, Mr. Schmidt was vested in 75,000 options, and Mr. Dorsey was vested in 50,000 options.

                     SUMMARY FISCAL YEAR OPTION GRANT TABLE

                                                         PERCENT OF TOTAL
                                            NUMBER OF     OPTIONS GRANTED
                                           SECURITIES           TO         EXERCISE
                                           UNDERLYING       EMPLOYEES IN     PRICE     EXPIRATION
    NAME AND PRINCIPAL POSITION          OPTIONS GRANTED     FISCAL YEAR     (S/SH)      DATE
---------------------------------------  ----------------  --------------  ----------  ----------
Peter  C.  Alexander
  President and Chief Operating Officer        500,000(1)       16.9%         $2.125      1-31-09
                                               500,000(3)                     $2.125      12-3-04

Patrick  E.  Delaney
  Executive  Vice  President                   400,000(1)        6.8%         $1.75       1-31-09

Federico  L.  Fuentes
  Chief  Technical  Officer                    500,000(1)        8.5%         $1.75       1-31-09

Ruben  Garcia
  President, CLEC Division                     350,000(1)       15.3%         $1.75       1-31-09
                                               550,000(2)                     $1.75       8-31-06

Jaime  Zambra
  President,  International  Division          500,000(1)        8.5%         $1.75       1-31-09

John  F.  Nort
  President,  Prepaid  Solutions  Division     400,000(1)        6.8%         $1.75       1-31-09

(1) These options were granted under the Executive Market Value Appreciation Stock Option Plan. Under this plan, options become vested on December 31st of each year outstanding at the rate of 5% of the options granted for each $1.00 (adjusted for certain capital transactions) of increase in our stock price, and they become contingently vested in an equal number of shares but may not exercise until fully vested. The contingently vested options become fully vested on the following December 31st assuming the stock price is at least the same as that on the previous December 31st when they became contingently vested. Any optioned shares that have not vested after the seventh full year shall vest pro rata on December 31st of years eight, nine and ten.
(2) These options were granted under the Pay for Performance Stock Option Plan in conjunction with our merger with FITC Communications LLC. Options become vested under this grant according to a schedule, which includes 50,000 to 100,000 shares for opening each of eight CLEC markets for us over three years beginning September 1, 1999. An open market is defined as one which generates a minimum of $25,000 gross monthly income.
(3) These options were granted under the Pay for Performance Stock Option Plan. They terminate five years from the grant date and become exercisable according to the following schedule: half upon the second consecutive quarter in which we have achieved positive Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) excluding the Competitive Local Exchange Carrier business. The second half becomes exercisable upon the second consecutive quarter in which we as a whole have achieved positive EBITDA).


     SUMMARY  AGGREGATE  OPTION  EXERCISE  AND  VALUE  TABLE


                                                                                          VALUE OF
                                                                     NUMBER OF      UNEXERCISED IN-THE-
                                                                    UNEXERCISED     MONEY(1) OPTIONS AT
                                           SHARES                OPTIONS AT FY-END      FY-END 1999
                                         ACQUIRED ON    VALUE    1999 EXERCISABLE/      EXERCISABLE/
NAME AND PRINCIPAL POSITION               EXERCISE    REALIZED     UNEXERCISABLE       UNEXERCISABLE
---------------------------------------  -----------  ---------  -----------------  --------------------
Peter C. Alexander                               -0-         $0             12,500                $1,562
  President and Chief Operating Officer                                    987,500              $123,438

Patrick E. Delaney                               -0-         $0             10,000                $5,000
  Executive Vice President                                                 390,000              $195,000

Federico L. Fuentes                              -0-         $0             12,500                $6,250
  Chief Technical Officer                                                  487,500              $243,750

Ruben Garcia                                     -0-         $0              8,750                $4,375
  President, CLEC Division                                                 891,250              $445,625

Jaime Zambra                                     -0-         $0             12,500                $6,250
  President, International Division                                        487,500              $243,750

John F. Nort                                     -0-         $0            160,000              $155,000
  President, Prepaid Division                                              390,000              $195,000

(1)     Assumes  a  fair  market  value  at  December  31,  1999  of  $2.10.

EMPLOYMENT  ARRANGEMENTS

     In August 1999, Pointe entered into an employment agreement with Ruben Garcia to be President of U.S. CLEC operations for a period of three years. Under the plan, Mr. Garcia will receive an annual salary of$ 140,000 and is eligible for a bonus of up to 50% of annual salary based upon performance. In addition, Mr. Garcia was granted an option under the Executive Market Value Appreciation Plan to purchase up to 350,000 shares of common stock at $1.75 per share. The options vest on December 31st of each year outstanding at the rate of 5% of the grant for each $1.00 of increase in our stock price, and they become contingently vested in an equal number of shares but may not exercise until fully vested. The contingently vested options become fully vested on the following December 31st assuming the stock price is at least the same as the previous December 31st. Additionally, Mr. Garcia was granted an option to purchase 550,000 shares of common stock under the Pay For Performance Plan. The options become vested according to a schedule which includes 50,000 to 100,000 shares for opening each of eight CLEC markets for us over three years. An open market is defined as one which generates a minimum of $25,000 gross monthly income.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Stephen E. Raville, James H. Dorsey III and F. Scott Yeager act in the same capacity as a compensation Committee; however, the Company does not have an appointed compensation Committee. Except for Mr. Raville, the Company's Chief Executive Officer, the other directors acting in the capacity of a compensation committee are not executives of the Company or its subsidiaries, and none act in a similar capacity for another entity. Additionally, no director or officer of the Company serves in a similar capacity for an entity whose officers or directors serve on the Company's compensation committee.

DIRECTORS COMPENSATION

     The Company's directors do not receive cash compensation for their services as directors. The Company does pay for out of pocket expenses related to attending a board meeting. The Company does grant each non-employee director an option to purchase 100,000 shares of the Company's common stock, which vests over a four year period and terminates within 90 days after the person ceases to be a director.

                             Executive Compensation
                             ----------------------

     The Company has not elected a compensation committee; however, Stephen E. Raville, the Company's Chief Executive Officer, James H. Dorsey, III, and F. Scott Yeager act in the same capacity as a compensation committee. Mr. Dorsey and Mr. Yeager are not officers or employees of the Company. These individuals have put together compensation packages designed to attract and retain the executives.

     The Company bases its compensation to executives on the level of expertise the individual has for the position, the executive's performance, the compensation for similar executives in similar businesses, and the tenure of the executive with the Company. The Company attempts to align the executive pay with the Company's overall performance and to provide an incentive to the executive to achieve positive results for the Company's shareholders. The Company achieves these goals by providing the executive with competitive market salaries along with the opportunity to earn performance based bonuses and ownership in the Company through the Company's Executive Market Value Appreciation Stock Option Plan, which provides executives with the ability to accelerate the vesting of their options through exceptional performance. The Company believes that the executives have incentive to perform well because of the risk of not receiving a certain portion of the annual compensation.

     Messrs. Raville, Dorsey, and Yeager review the base salaries of the named executive officers annually and recommend new salaries for the next year. In the analysis, comparable market information, performance individually and as a Company, and projections for the Company are used to determine the new salary. A similar analysis is performed in determining performance bonuses, with the emphasis on the performance of the executive in the year. Additionally, stock options are granted both as reward for performance by the executive but also as incentive to the executive to remain with the Company.

     Mr. Raville does not participate in setting his personal compensation. Messrs. Dorsey and Yeager and the Board generally set the compensation for the Company's Chief Executive Officer. Mr. Raville receives $13,000 annually, and he is vested in options to purchase 100,000 shares of common stock, which previously were granted to Mr. Raville under the Company's Non-employee Director Stock Option Plan when he was not an employee of the Company. Mr. Raville does not receive any other cash, stock, or stock option compensation. Mr. Raville's salary is not based on performance.

                             The Board of Directors

     Stephen  E.  Raville    Patrick  E.  Delaney         William P. O'Reilly
     F.  Scott  Yeager       James  H.  Dorsey,  III      Gerald  F. Schmidt
     Rafic  A.  Bizri        David  C.  Lee               Darryl B. Thompson

STOCKHOLDER RETURN PERFORMANCE PRESENTATION

     Set forth below is a line graph comparing the yearly percentage change in the total stockholders' return on the Company's common stock against the S&P 500 and the Nasdaq Telecommunications Industry Index.

                               [GRAPHIC  OMITED]

DESCRIPTION              1996   1997   1998   1999
POINTE  (%)               50%    10%   -30%   110%
S & P 500 (%)             50%    90%   150%   180%
NASDAQ TELECOM (%)        40%    90%   200%   520%
Source: Bloomberg, L.P.

     The graph assumes that all dividends were re-invested. No dividends have been declared or paid in the Company's common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1999, information regarding the ownership of our Common Stock owned by:

  - each person (or "group" within the meaning of Section 13(d)(3) of the Security Exchange Act of 1934) known by us to own beneficially more than 5% of the Common Stock;

  -  each  of  our  directors;

  -  each  of  the  named  executive  officers;  and

  -  all  of  our  officers  and  directors  as  a  group.

                                                               % OF
BENEFICIAL OWNERS                                 NUMBER      TOTAL
--------------------------------------------  --------------  ------
DIRECTORS AND EXECUTIVE OFFICERS

Patrick E. Delaney                              2,538,173(1)   2.15%

William P. O'Reilly                               599,846(2)      *

F. Scott Yeager                                   280,000(3)      *

Stephen E. Raville                              7,643,965(4)   6.47%

Gerald F. Schmidt                               3,496,667(5)   2.96%

John F. Nort                                      812,387(6)      0

James H. Dorsey                                 1,292,955(7)   1.09%

Davis C. Lee                                   16,887,616(8)  14.31%

Rafic A. Bizri                                 15,897,616(9)  14.31%

Darryl B. Thompson                            20,430,837(10)  17.30%

EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP:     70,890,062   61.04%

BENEFICIAL OWNER OF 5% OF THE COMMON STOCK

TSG Capital Fund III, L.P.                    20,430,837(10)   4.40%

Sandler Capital Partners                       16,897,616(8)  14.31%

Oger Pensat Holdings                           16,897,616(9)  14.31%

Zephyr International Limited                      5,194,666    4.40%

     The business address for each of the above Directors and Executive Officers is  1325  Northmeadow  Parkway, Suite 110 Roswell,  Georgia  30076.
_______________

(1) Includes 72,423 shares owned by family members, the ownership of which is disclaimed; and warrants to purchase 30,000 shares at $1.00 per share.
(2) Includes the vested portion of Nonemployee Director option of 100,000 shares at $0.70, and 83,333 shares subject to a convertible debenture at a conversion price of $1.20 per share.


(3) Includes 9,000 shares owned by minor children, the ownership of which is disclaimed, and the vested portion of Nonemployee Director option of 100,000 shares at $0.70 per share.
(4) Includes 6,489,798 of our shares which are owned by the Star Insurance Company, or Star. On May 12, 1998, the shares were sold to Star by the Raville 1994 Family Limited Partnership of which Mr. Raville is the Managing General Partner. Mr. Raville disclaims ownership of these shares but retains full power to vote these shares. Also includes the vested portion Nonemployee Director option of 100,000 shares at $0.70 per share; warrants to purchase 30,000 shares at $1.00 per share; warrants to purchase 97,500 shares at $3.00 per share; warrants to purchase 760,000 shares at $1.00 per share; and 166,667 shares subject to a convertible debenture at a conversion price of $1.20 per share.
(5) Includes 3,000,000 shares owned by Cordova Capital Partners LP Enhanced Appreciation, an investment Limited Partnership of which Cordova Capital is general partner, the ownership of shares is disclaimed; warrants held by Cordova Capital Partners LP Enhanced Appreciation to purchase 380,000 shares at $1.00 per share, the ownership of shares is disclaimed; the vested portion of Nonemployee Director option of 75,000 shares at $1.00 per share; and 41,667 shares subject to a convertible debenture at a conversion price of $1.20 per share.
(6) Includes Employee Incentive Stock options to purchase 150,000 shares at $1.25 per share; warrants to purchase 100,000 shares at $3.00 per share.
(7) Includes the vested portion of Nonemployee Director option to purchase 50,000 shares at $1.00 per share; warrants to purchase 97,500 shares at $3.00 per share; and warrants to purchase 545,455 shares at 1.375 per share.
(8) Includes 11,540,473 shares underlying the Class A Senior Convertible Preferred Stock and warrants to purchase 5,357,143 shares for $1.625 per share owned by Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV FTE, L.P. the Ownership of Shares is disclaimed
(9) Includes 11,540,473 shares underlying the Class A Senior Convertible Preferred Stock and warrants to purchase 5,357,143 shares for $1.625 per share owned by Oger Pensat Holdings Ltd. the Ownership of Shares is disclaimed
(10) Includes 11,859,408 shares underlying the Class B Senior Convertible Preferred Stock and warrants to purchase 8,571,429 shares for $1.89 per share owned by TSG Capital Fund III, L.P. the Ownership of Shares is disclaimed

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     During 1998, we entered into various equity and debt private placements with officers and directors. During the first quarter, the Chairman of the Board of Directors and another Director, purchased 3,400,000 and 600,000 shares of stock for $1,700,000 and $300,000, respectively. During the second quarter, we issued a promissory note to a Director for $750,000, which is non-interest bearing and matures June 1, 1999. In conjunction with the promissory note, we issued 545,455 warrants to purchase common stock at $1.375 exercisable for a period of one year from issuance. The maturity date of the note and the term of the warrants were extended in May 1999 for two years to June 1, 2001.

     During the third quarter of 1998, we issued a promissory note to Peachtree Capital Corporation, a company affiliated with the Chairman, and a Director, for $150,000 payable on demand. The note was repaid on March 15, 1999. Also during the third quarter of 1998, an executive officer purchased 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $3.00 per share for gross proceeds of $100,000. During the fourth quarter of 1998, we issued a $1 million promissory note to Cordova Capital Partners LP-Enhanced Appreciation, which is affiliated with a Director. In conjunction with the notes, we issued 380,000 warrants to purchase common stock at $1.00 per share. Also, during the fourth quarter of 1998, we acquired Rent-A-Line Telephone Company LLC, or Rent, a portion of which was owned by an executive officer at the time of acquisition. The executive officer received the right to convert a $38,150 promissory note, owed by Rent, into 77,243 shares of Common Stock as consideration for his ownership of Rent. Further during the fourth quarter of 1998, the Chairman of our Board of Directors and an executive officer pledged shares of their common stock as collateral for the $2.0 million bridge loans entered into during the same quarter.

     During the first quarter of 1999, we issued a $2 million promissory note to First Southeastern Corp., which is an entity affiliated with the Chairman. In conjunction with the notes, we issued 380,000 warrants to purchase common stock at $1.00 per share. Also during the first quarter of 1999, we entered into a consulting contract with Multielectronica CYRF C.A., a Venezuelan company, whose affiliates include two of our executive officers. Under the agreement, we are obligated to pay $37,000 per month plus related expenses for the services of the two executive officers and two engineers. The term of the contact is one year commencing March 15, 1999. The agreement automatically renews unless written notice of termination is given by either party 30 days prior to the end of the initial term.

     During 1997, the Company entered into a five year operating lease of earth station equipment located in Panama, Costa Rica and Nicaragua. There are two lessors, one of which is a company whose principal shareholder is the Chairman of the Company's board of directors, and the other is a director. The lease obligations total approximately $70,000 per annum. In conjunction with the lease, the Company issued 195,000 warrants, which grant the holders the right to purchase shares of the Company's common stock at a price of $3.00 per share.

     During 1998 and 1999, a company affiliated with an executive officer of ours conducted business with us as a distributor of prepaid calling cards. The affiliated company distributed a total of $523,026 and $602,382 of prepaid cards during 1998 and 1999, respectively. Also during 1998 and 1999, we provided loans to certain of its officers and key employees in the amount of $254,770.

                                    PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

  Report of Independent Public Accountants                                   F-1
Consolidated Balance Sheets as of December 31, 1998 and 1999                 F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998 and 1999                                           F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended December 31, 1997, 1998 and 1999                                     F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1997, 1998 and 1999                                                        F-7
Notes to Consolidated Financial Statements                                   F-8

2. FINANCIAL STATEMENT SCHEDULES: All Financial Statement Schedules have been omitted because they are not required, are not applicable or the information required has been included elsewhere herein.

3.  EXHIBITS:

Exhibit No.  Description                                        Location
-----------  ---------------------------------------  -----------------------------
       2.01  Amended and Restated Agreement and       Filed herewith
               and Plan of Merger dated
               December 31, 1999
       3.01  Articles of Incorporation                Form 10-QSB for the quarter
                                                        ended March 31, 1996
    3.01.01  Certificate of Amendment to              Form 10-KSB for the year end
               Articles of Incorporation              December 31, 1998
       3.03  Bylaws                                   Form 10-QSB for the quarter
                                                        ended June 30, 1996
        4.2  Form of 18% Convertible,                 Form 10-KSB for year ended
               Subordinated Debenture                   12/31/97
       10.1  Contract with INTEL                      Form 10-KSB for the year
                                                        ended 12/31/95
       10.2  Employee Incentive Stock Option Plan     Form S-8 filed August 7, 1998
       10.3  Executive Long Term Stock Option Plan    Form S-8 filed August 7, 1998
       10.4  Non-employee Director Stock              Form S-8 filed August 7, 1998
               Option Plan
       10.5  Agreement with Hondutel                  Form 10-QSB for the quarter
                                                        ended June 30, 1996
       10.6  Agreement with Telecommunicaciones       Form 10-QSB for the quarter
               de Mexico                                ended June 30, 1996
       10.7  Agreement with Comison Nacional de       Form 10-QSB for the quarter
               Telecommunications (Conatel)             ended June 30, 1996
       10.8  Form of Purchase and Sale Agreement      Form 10-KSB for the year end
                                                        December 31, 1997
       10.9  Form of Equipment Lease Agreement        Form 10-KSB for the year end
                                                        December 31, 1997
      10.10  Form of Security Agreement               Form 10-KSB for the year end
                                                        December 31, 1997
      10.11  Receivable Purchase Facility Agreement   Form 10-KSB for the year end
                                                        December 31, 1997
      10.12  Registration Rights and Minimum Value    Form 10-KSB for the year end
             Guarantee Agreement                        December 31, 1997
      10.13  Master Lease Agreement and Warrant       Form 10-KSB for the year end
                                                        December 31, 1997
      10.14  Promissory Note, Security Agreement      Form 10-KSB for the year end
               and Warrant Agreement - Cordova          December 31, 1998
      10.15  Promissory Note, Security Agreement      Form 10-KSB for the year end
               and Warrant Agreement - FSE              December 31, 1998
      10.16  Promissory Note, Security Agreement      Form 10-KSB for the year end
               and Warrant Agreement - Gibralt          December 31, 1998
      10.17  Promissory Note, Security Agreement      Form 10-KSB for the year end
               and Warrant Agreement - EGL              December 31, 1998
      10.18  Telecommute Solutions Stock Option       Form 10-KSB for the year end
               Option Plan                              December 31, 1998
      10.19  Purchase of Preferred Stock in           Form 10-KSB for the year end
               Telecommute Solutions Inc.               December 31, 1998
      10.20  Securities  Purchase  Agreement          Form 10-QSB for the quarter
               Class A Senior Convertible Preferred     ended March 31, 1999
      10.21  Certificate  of  Designations Class A    Form 10-QSB for the quarter
               Senior Convertible Preferred Stock       ended March 31, 1999
      10.22  Warrant  Agreement with Class A          Form 10-QSB for the quarter
               Senior Convertible Preferred ended       March 31, 1999
      10.23  Registration  Rights  Agreement with     Form 10-QSB for the quarter
               Class A Senior Convertible Preferred     ended March 31, 1999
      10.24  Promissory Note - EGL                    Form 10-QSB for the quarter
                                                        ended March 31, 1999
      10.25  Warrant to Purchase Common Stock - EGL   Form 10-QSB for the quarte
                                                          ended March 31, 1999
      10.26  Master Lease Agreement - Ascend          Form 10-QSB for the quarter
                                                          ended March 31, 1999
      10.27  Securities  Purchase  Agreement          Form 10-QSB for the quarter
               Class B Senior Convertible Preferred       ended September 30, 1999
      10.28  Convertible Promissory  Note             Form 10-QSB for the quarter
                                                          ended September 30, 1999
      10.28  Certificate  of  Designations Class B    Form 10-QSB for the quarter
               Senior Convertible Preferred Stock         ended September 30, 1999
      10.30  Voting  Agreement                        Form 10-QSB for the quarter
                                                          ended September 30, 1999
      10.31  Executive  Market  Value Appreciation    Form 10-QSB for the quarter
               Stock Option Plan                          ended September 30, 1999
      10.32  Executive  Market  Value  Appreciation   Form 10-QSB for the quarter
               Stock Option Form                          ended September 30, 1999


      10.33  Pay  for  Performance                    Form 10-QSB for the quarter
               Stock  Option  Plan                        ended September 30, 1999
      10.34  Pay  for  Performance                    Form 10-QSB for the quarter
               Stock  Option  Form                        ended September 30, 1999
      10.35  Warrant  Agreement with Class B          Filed herewith
               Senior Convertible Preferred ended
      10.36  Registration  Rights  Agreement with     Filed herewith
               Class B Senior Convertible Preferred
      10.37  Convertible Promissory Note - Telscape   Filed herewith
      10.38  Telscape Certificate of Designations     Filed herewith
       11.1  Net Loss Per Share Calculation           Filed herewith
       21.1  List of subsidiaries                     Filed herewith
       23.1  Consent of Arthur Andersen LLP           Filed herewith
         27  Financial Data Schedule                  Filed herewith

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINTE  COMMUNICATIONS  CORPORATION

By:  /s/  STEPHEN  E.  RAVILLE              Date:  April 14,  2000
------------------------------
          STEPHEN  E.  RAVILLE
          CHIEF  EXECUTIVE  OFFICER

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen E. Raville, his true and lawful attorney in-fact and agent with full power of substitution and resubstitution, to sign any and all amendments (including post effective amendments) to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he could do in person, hereby ratifying and confirming that said attorney-in-fact or his substitute, or any of them shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                   Date
---------------------------  -----------------------------  --------------

By: /s/ STEPHEN E. RAVILLE   Chief Executive Officer and    April 14, 2000
---------------------------
        STEPHEN E. RAVILLE   Director


By: /s/ PETER C. ALEXANDER   President and Chief Operating  April 14, 2000
---------------------------
        PETER C. ALEXANDER   Officer


By: /s/ PATRICK E. DELANEY   Executive Vice-President and   April 14, 2000
---------------------------
        PATRICK E. DELANEY   Director


By: /s/ RICHARD P. HALEVY    Chief Financial Officer        April 14, 2000
---------------------------
        RICHARD P. HALEVY


By: /s/ WILLIAM P. O'REILLY  Director                       April 14, 2000
---------------------------
        WILLIAM P. O'REILLY


By: /s/ GERALD F. SCHMIDT    Director                       April 14, 2000
---------------------------
        GERALD F. SCHMIDT


By: /s/ F. SCOTT YEAGER      Director                       April 14, 2000
---------------------------
        F. SCOTT YEAGER


By: /s/ JAMES R. DORSEY      Director                       April 14, 2000
---------------------------
        JAMES R. DORSEY

By: /s/ RAFIC A. BIZRI       Director                       April 14, 2000
---------------------------
        RAFIC A. BIZRI


By: /s/ DAVID C. LEE         Director                       April 14, 2000
---------------------------
        DAVID C. LEE


By: /s/ DARRYL B. THOMPSON   Director                       April 14, 2000
---------------------------
        DARRYL B. THOMPSON

                   INDEX  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                                            Page
                                                                            ----
Report  of  Independent  Public Accountants                                 F-1
Consolidated  Balance  Sheets  as of December 31, 1998 and 1999             F-2
Consolidated  Statements  of  Operations  for  the  Years  Ended
  December  31,  1997,  1998 and 1999                                       F-4
Consolidated Statements of Changes in Stockholders' Equity for the Years
  Ended  December  31,  1997, 1998 and 1999                                 F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1997,  1998  and  1999                                                    F-7
Notes  to  Consolidated  Financial Statements                               F-8

                  REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS


To  Pointe  Communications  Corporation:


     We have audited the accompanying consolidated balance sheets of POINTE COMMUNICATIONS CORPORATION (a Nevada corporation) AND SUBSIDIARIES (formerly, "Charter Communications International, Inc.") as of December 31, 1998 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the
period  ended  December  31,  1999.   These  financial  statements  are  the
responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pointe Communications Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR  ANDERSEN  LLP

Atlanta,  Georgia
April 14, 2000

                     POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1999


                                                     December 31,    December 31,
                                                         1998            1999
                                                    --------------  --------------
CURRENT ASSETS:
Cash and cash equivalents                           $   1,255,199   $  21,219,684
Restricted cash                                           185,000         542,913
Accounts receivable, net of allowance for
  doubtful accounts of $900,000 and $1,508,458
  in 1998 and 1999, respectively                        3,686,153       3,639,378
Notes receivable, net                                     215,337       2,270,750
Inventory, net                                            652,187       1,742,543
Prepaid expenses and other                                263,249         629,787
                                                    --------------  --------------

  Total current assets                                  6,257,125      30,045,055
                                                    --------------  --------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery                                11,157,928      23,360,356
Earth station facility                                    835,527       1,471,822
Software                                                1,732,700       2,016,576
Furniture and fixtures                                    578,698       1,257,666
Other                                                   1,157,344       1,586,359
Construction in progress                                3,010,500       1,452,303
                                                    --------------  --------------
                                                       18,472,697      31,145,082
Accumulated depreciation and amortization              (3,984,392)     (6,827,740)
                                                    --------------  --------------
  Property and equipment, net                          14,488,305      24,317,342
                                                    --------------  --------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $1,544,360 and $2,190,266
  in 1998 and 1999, respectively                       17,709,865      17,237,653
Acquired customer bases, net of accumulated
  amortization of $969,182 and $1,131,507
  in 1998 and 1999, respectively                          844,543         890,271
Other intangibles, net of accumulated amortization
  of $1,184,062 and $1,946,521
  in 1998 and 1999, respectively                        1,848,762       1,723,225
Other                                                   1,073,279       2,676,217
                                                    --------------  --------------

  Total other assets                                   21,476,449      22,527,366
                                                    --------------  --------------

  TOTAL ASSETS                                      $  42,221,879   $  76,889,763
                                                    ==============  ==============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

                     POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1999


                                                            December 31,    December 31,
                                                               1998            1999
                                                          --------------  --------------
CURRENT LIABILITIES:
Current portion of notes payable                           $  5,398,062      2,795,256
Current portion of lease obligations                          1,273,298      3,242,776
Accounts payable                                              6,282,952      6,233,914
Accrued liabilities                                           2,346,622      6,132,570
Unearned revenue                                              2,928,990      1,514,329
                                                           -------------  -------------
  Total current liabilities                                  18,229,924     19,918,845
                                                           -------------  -------------

LONG-TERM LIABILITIES:
Capital and financing lease obligations                       7,128,451     10,367,260
Convertible debentures                                        1,180,000        900,000
Senior subordinated notes                                       690,278              -
Notes payable and other long-term obligations                   626,022        866,974
                                                           -------------  -------------
  Total long-term liabilities                                 9,624,751     12,134,234
                                                           -------------  -------------

MINORITY INTEREST                                             1,981,959      2,014,959
                                                           -------------  -------------


STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
  authorized, 0 and 18,121 shares issued and
  outstanding in 1998 and 1999, respectively                          -            181
Common stock, $0.00001 par value; 100,000,000 shares
  authorized; 45,339,839 and 51,694,189 shares issued and
  outstanding in 1998 and 1999, respectively                        454            517
Additional paid-in-capital                                   43,137,654    136,370,654
Accumulated deficit                                         (30,752,863)   (93,549,626)
                                                           -------------  -------------
  Total stockholders' equity                                 12,385,245     42,821,726
                                                           -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 42,221,879   $ 76,889,763
                                                           =============  =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Balance Sheets.

                     POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                      1997           1998          1999
                                                  -------------  ------------  -------------
 REVENUES:
   Communications services and products           $ 10,203,787   $24,784,756   $ 49,808,827
   Internet connection services                      2,747,635     2,835,446      2,116,093
                                                  -------------  ------------  -------------
   Total revenues                                   12,951,422    27,620,202     51,924,920
                                                  -------------  ------------  -------------

 COSTS AND EXPENSES:
   Cost of services and products                     9,765,856    23,246,432     50,129,620
   Selling, general, and administrative expenses     8,766,282     9,933,265     19,274,799
   Nonrecurring charge                               2,677,099             -              -
   Depreciation and amortization                     2,995,334     3,451,982      4,477,292
                                                  -------------  ------------  -------------
   Total costs and expenses                         24,204,571    36,631,679     73,881,711
                                                  -------------  ------------  -------------

 OPERATING LOSS                                    (11,253,149)   (9,011,477)   (21,956,791)
                                                  -------------  ------------  -------------


 INTEREST EXPENSE, net                                (480,924)   (1,760,315)   (15,998,840)
 OTHER (EXPENSE)INCOME                                (241,785)    1,624,310       (335,225)
                                                  -------------  ------------  -------------

 NET LOSS BEFORE INCOME TAXES                      (11,975,858)   (9,147,482)   (38,290,855)
 INCOME TAX BENEFIT                                          -             -              -
                                                  -------------  ------------  -------------

 NET LOSS                                         $(11,975,858)  $(9,147,482)  $(38,290,855)
                                                  =============  ============  =============

 NET LOSS PER SHARE -
    BASIC AND DILUTED (Note 2)                    $      (0.39)  $     (0.22)  $      (1.36)
                                                  =============  ============  =============

 SHARES USED IN COMPUTING
 NET LOSS PER SHARE                                 31,084,693    42,143,733     46,204,130
                                                  =============  ============  =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                                   POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                              Preferred Stock        Common Stock       Additional
                                                              ----------------  ---------------------    Paid-In
                                                              Shares   Amount     Shares      Amount      Capital
                                                              -------  -------  -----------  --------  -------------

Balance at December 31, 1996                                        -  $     -  24,202,779   $   242   $ 28,302,025

Issuance of common stock ($1.00 per share) (Note 7)                 -        -   9,283,997        93      9,203,844
Retirement of shares in conjunction with a contribution
  agreement executed by certain members of management               -        -  (2,500,000)      (25)    (3,538,698)
Issuance of common stock in conjunction with
 conversion of debenture, net ($.50 per share) (Note 7)             -        -   2,200,000        22        999,978
Issuance of common stock in conjunction with
 the acquisition of communications operating licenses               -        -     400,000         4        399,996
Issuance of common stock in conjunction with
 financing lease transaction (Note 4)                               -        -     450,000         5        449,995
Issuance of common stock in conjunction with debt
 issuance                                                           -        -      98,000         -         98,000
Issuance of common stock warrants in conjunction with
 operating lease ($0.34 per warrant)                                -        -           -         -         66,300
Net loss                                                            -        -           -         -              -
                                                              -------  -------  -----------  --------  -------------
Balance at December 31, 1997                                        -        -  34,134,776       341     35,981,440

Issuance of common stock ($.50 per share) (Note 7)                  -        -   9,500,000        95      4,499,905
Issuance of common stock ($1.00 per share) (Note 7)                 -        -     850,000         9        849,991
Issuance of common stock warrants in conjunction with
 promissory note ($0.21 per warrant) (Note 4)                       -        -           -         -        114,069
Issuance of common stock in conjunction with a
 merger ($0.90 per share) (Note 3)                                  -        -     206,250         2        186,761
Issuance of common stock ($1.30 per share) (Note 7)                 -        -     500,000         5        649,995
Issuance of common stock warrants in conjunction with
 a merger ($0.49 per warrant) (Note 3)                              -        -           -         -        289,100
Exercise of warrants ($0.70 per share)                              -        -      10,354         -          7,248
Exercise of warrants ($0.70 per share)                              -        -      20,709         1         14,496
Exercise of stock optIons ($1.00 per share)                         -        -     117,750         1        117,749
Issuance of common stock rights in conjunction with
 a merger ($0.44 per warrant) (Note 3)                              -        -           -         -        272,500
Issuance of common stock warrants in conjunction with
 promissory note ($0.18 per warrant) (Note 4)                       -        -           -         -         68,400
Issuance of common stock warrants in conjunction with
 promissory note ($0.16 per warrant) (Note 4)                       -        -           -         -         60,800
Issuance of common stock warrants in conjunction with
 promissory note ($0.21 per warrant) (Note 4)                       -        -           -         -         25,200
Net Loss                                                            -        -           -         -              -
                                                              -------  -------  -----------  --------  -------------
Balance at December 31, 1998                                        -        -  45,339,839       454     43,137,654

Issuance of common stock warrants in conjunction with
 promissory note ($0.18 per warrant) (Note 4)                       -        -           -         -        129,200
Issuance of common stock warrants in conjunction with
 promissory note ($0.25 per warrant) (Note 4)                       -        -           -         -        190,000
Issuance of common stock warrants in conjunction with
 promissory note ($0.08 per warrant) (Note 4)                       -        -           -         -        391,950
Issuance of common stock warrants in conjunction with
 promissory note ($0.49 per warrant) (Note 4)                       -        -           -         -         98,751
Issuance of common stock warrants in conjunction with
 promissory note ($0.40 per warrant) (Note 4)                       -        -           -         -        216,170
Issuance of common stock in conjunction with
 a merger ($1.50 per share) (Note 3)                                -        -      37,589         -         56,383
Issuance of common stock in conjunction with purchase
 of minority interest in a subsidiary ($1.17 per share)             -        -     300,000         3        352,800
Issuance of common stock in conjunction with settlement
 of payables (average of $0.26 per share)                           -        -      75,776         1         20,209
Issuance of common stock in conjunction with conversion
 of debentures ($1.20 per share)                                    -        -     166,666         2        200,000
Issuance of common stock in conjunction with exercise
 of conversion rights ($0.36 per share)                             -        -     625,000         6        108,552
Issuance of common stock in conjunction with exercise
 of options ($1.25 per share)                                       -        -     149,319         1        203,955
Issuance of common stock warrants in conjunction with an
 acquisition of a customer base ($0.66 per warrant)                 -        -           -         -        118,363
Issuance of common stock in conjunction with exercise
 of warrants ($1.00 per share)                                      -        -   5,000,000        50      4,999,950
Issuance of Class A Senior Convertible Preferred Stock
 and warrants, net of issuance cost ($3,000.00 per share)      10,080      101           -         -     50,152,024
Issuance of Class A Senior Convertible Preferred Stock as
  payment for dividends on Class A Senior Convertible
  Preferred Stock                                                 777        8           -         -      2,331,826
Issuance of Class B Senior Convertible Preferred Stock
 and warrants in conjunction with conversion of convertible
 debentures and accrued interest on convertible debentures      7,264       72           -         -     33,505,712
Compensation on variable options                                    -        -           -         -        157,155
Net loss                                                            -        -           -         -              -
                                                              -------  -------  -----------  --------  -------------
Balance at December 31, 1999                                   18,121  $   181  51,694,189   $   517    136,370,654
                                                              =======  =======  ===========  ========  =============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                                 POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                                         Accumulated    Stockholders'
                                                                           Deficit         Equity
                                                                        -------------  ---------------
Balance at December 31, 1996                                             ($9,629,523)  $   18,672,744

Issuance of common stock ($1.00 per share) (Note 7)                                -        9,203,937
Retirement of shares in conjunction with a contribution
  agreement executed by certain members of management                              -       (3,538,723)
Issuance of common stock in conjunction with
 conversion of debenture, net ($.50 per share) (Note 7)                            -        1,000,000
Issuance of common stock in conjunction with
 the acquisition of communications operating licenses                              -          400,000
Issuance of common stock in conjunction with
 financing lease transaction (Note 4)                                              -          450,000
Issuance of common stock in conjunction with debt
 issuance                                                                          -           98,000
Issuance of common stock warrants in conjunction with
 operating lease ($0.34 per warrant)                                               -           66,300
Net loss                                                                 (11,975,858)     (11,975,858)
                                                                        -------------  ---------------
Balance at December 31, 1997                                             (21,605,381)      14,376,400

Issuance of common stock ($.50 per share) (Note 7)                                 -        4,500,000
Issuance of common stock ($1.00 per share) (Note 7)                                -          850,000
Issuance of common stock warrants in conjunction with
 promissory note ($0.21 per warrant) (Note 4)                                      -          114,069
Issuance of common stock in conjunction with a
 merger ($0.90 per share) (Note 3)                                                 -          186,763
Issuance of common stock ($1.30 per share) (Note 7)                                -          650,000
Issuance of common stock warrants in conjunction with
 a merger ($0.49 per warrant) (Note 3)                                             -          289,100
Exercise of warrants ($0.70 per share)                                             -            7,248
Exercise of warrants ($0.70 per share)                                             -           14,497
Exercise of stock options ($1.00 per share)                                        -          117,750
Issuance of common stock rights in conjunction with
 a merger ($0.44 per warrant) (Note 3)                                             -          272,500
Issuance of common stock warrants in conjunction with
 promissory note ($0.18 per warrant) (Note 4)                                      -           68,400
Issuance of common stock warrants in conjunction with
 promissory note ($0.16 per warrant) (Note 4)                                      -           60,800
Issuance of common stock warrants in conjunction with
 promissory note ($0.21 per warrant) (Note 4)                                      -           25,200
Net Loss                                                                  (9,147,482)      (9,147,482)
                                                                        -------------  ---------------
Balance at December 31, 1998                                             (30,752,863)      12,385,245
Issuance of common stock warrants in conjunction with
 promissory note ($0.18 per warrant) (Note 4)                                      -          129,200
Issuance of common stock warrants in conjunction with
 promissory note ($0.25 per warrant) (Note 4)                                      -          190,000
Issuance of common stock warrants in conjunction with
 promissory note ($0.08 per warrant) (Note 4)                                      -          391,950
Issuance of common stock warrants in conjunction with
 promissory note ($0.49 per warrant) (Note 4)                                      -           98,751
Issuance of common stock warrants in conjunction with
 promissory note ($0.40 per warrant) (Note 4)                                      -          216,170
Issuance of common stock in conjunction with
 a merger ($1.50 per share) (Note 3)                                               -           56,383
Issuance of common stock in conjunction with purchase
 of minority interest in a subsidiary ($1.17 per share)                            -          352,803
Issuance of common stock in conjunction with settlement
 of payables (average of $0.26 per share)                                          -           20,210
Issuance of common stock in conjunction with conversion
 of debentures ($1.20 per share)                                                   -          200,002
Issuance of common stock in conjunction with exercise
 of conversion rights ($0.36 per share)                                            -          108,558
Issuance of common stock in conjunction with exercise
 of options ($1.25 per share)                                                      -          203,956
Issuance of common stock warrants in conjunction with an
 acquisition of a customer base ($0.66 per warrant)                                -          118,363
Issuance of common stock in conjunction with exercise
 of warrants ($1.00 per share)                                                     -        5,000,000
Issuance of Class A Senior Convertible Preferred Stock
 and warrants, net of issuance cost ($3,000.00 per share)                (22,174,074)      27,978,051
Issuance of Class A Senior Convertible Preferred Stock as
  payment for dividends on Class A Senior Convertible Preferred Stock     (2,331,834)               -
Issuance of Class B Senior Convertible Preferred Stock
 and warrants in conjunction with conversion of convertible
 debentures and accrued interest on convertible debentures                         -       33,506,415
Compensation on variable options                                                   -          157,155
Net loss                                                                 (38,290,855)     (38,290,855)
                                                                        -------------  ---------------
Balance at December 31, 1999                                            $(92,359,845)  $   42,821,726
                                                                        =============  ===============

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                                  POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                                 Year Ended           Year Ended           Year Ended
                                                              December 31, 1997    December 31, 1998    December 31, 1999
                                                             -------------------  -------------------  -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $      (11,975,858)  $       (9,147,482)  $      (38,290,855)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                   2,995,334            3,451,982            4,477,292
      Bad debt expense                                                  586,687              883,462            1,586,491
      Amortization of discounts on debt and lease
        obligations                                                      56,891              250,244           13,825,619
      Interest on convertible debenture paid in-kind                          -                    -              791,662
      Loss on extinguishment of debt                                    241,785                    -                    -
      Nonrecurring charge                                             2,677,099                    -                    -
      Deferred settlement gain                                                -           (2,757,132)                   -
      Changes in operating assets and liabilities:
         Accounts receivable, net                                    (1,645,919)          (1,820,958)            (506,518)
         Notes receivable                                                63,802             (215,337)          (3,088,611)
         Inventory                                                     (194,180)            (155,880)          (1,090,356)
         Prepaid expenses                                                23,832              (38,654)            (366,538)
         Other assets                                                  (225,135)            (640,641)          (1,839,700)
         Accounts payable, accrued, and other liabilities               998,031            1,460,510            3,692,179
         Unearned revenue                                              (185,009)           1,283,268           (1,414,661)
                                                             -------------------  -------------------  -------------------
              Total adjustments                                       5,393,218            1,700,864           16,066,859
                                                             -------------------  -------------------  -------------------
              Net cash used in operating activities                  (6,582,640)          (7,446,618)         (22,223,996)
                                                             -------------------  -------------------  -------------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (2,577,080)          (3,505,889)          (6,644,342)
   Restricted cash                                                     (135,000)             (50,000)            (357,913)
   Acquisition of businesses, net of cash acquired                            -             (350,633)            (137,140)
                                                             -------------------  -------------------  -------------------
              Net cash used in investing activities                  (2,712,080)          (3,906,522)          (7,139,395)
                                                             -------------------  -------------------  -------------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock, net                            -                    -           27,978,051
    Proceeds from convertible debentures                              2,180,000                    -           20,849,118
    Proceeds from issuance of common stock                            5,831,604            6,000,000                    -
    Proceeds from issuance of preferred stock in subsidiary                   -            1,981,959                    -
    Proceeds from exercise of warrants and options                            -               25,495              170,622
    Proceeds from lease obligations                                   2,086,096              754,891                    -
    Proceeds from notes payable, net                                    476,046            4,336,403           10,633,000
    Repayment of notes payable and lines of credit                   (1,443,775)            (243,181)          (9,319,466)
    Repayment of financing lease obligations                                  -             (402,731)            (903,449)
    Repayment of convertible debentures                                       -                    -              (80,000)
                                                             -------------------  -------------------  -------------------
              Net cash provided by financing activities               9,129,971           12,452,836           49,327,876
                                                             -------------------  -------------------  -------------------

 (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS                       (164,749)           1,099,696           19,964,485
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                      320,252              155,503            1,255,199
                                                             -------------------  -------------------  -------------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                    $          155,503   $        1,255,199   $       21,219,684
                                                             ===================  ===================  ===================


Supplemental Disclosures:
-----------------------------------------------------------
Cash paid for interest                                       $          339,874   $        1,238,442   $        2,093,800
Cash paid for income taxes                                                    -                    -                    -

Supplemental Noncash Disclosures:
-----------------------------------------------------------
Exchange of promissory note for exercise of warrants                          -                    -            5,000,000
Assets acquired under financing and capital leases                            -            6,219,977            6,002,111
Assets acquired in excess of liabilities assumed                              -            1,381,531            1,146,728
Purchase price adjustments                                              864,612                    -                    -
Value of warrants issued                                                      -              830,069            1,026,071
Value of stock issued for acquisition                                         -              186,761               56,383
Incurrance of notes payable to pay operating obligations                      -            1,397,000                    -
Conversion of liabilities to equity
     Subordinated debentures                                          2,115,000                    -              200,000
     Stockholder loans                                                  937,865                    -                    -
     Notes Payable                                                            -                    -              225,145
     Accrued liabilities                                                319,468                    -
 Giveback of shares by members of management                          3,538,723                    -                    -
 Deferred settlement gain                                             2,757,132                    -                    -
 Conversion of subordinated debenture                                 1,000,000                    -                    -
 Shares issued for operating licenses                                   400,000                    -                    -
 Shares issued for operating payables                                         -                    -               20,210

           The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

     POINTE  COMMUNICATIONS  CORPORATION  AND  SUBSIDIARIES
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
     DECEMBER  31,  1997,  1998  AND  1999

1.   ORGANIZATION  AND  NATURE  OF  BUSINESS

     Pointe Communications Corporation ("Pointe" or the "Company", formerly Charter Communications International, Inc.) is an international facilities based integrated communications provider ("ICP") serving residential and commercial customers in the U.S., Central and South America. The Company and its subsidiaries provide enhanced telecommunications products and services, including local, long distance, Internet, international private line, carrier services, prepaid calling card, and telecommuting services, with a focus on the Hispanic community both domestically and internationally. The Company is Implementing a facilities based infrastructure on a staged basis in certain identified U.S. markets with significant Hispanic presence with the ultimate objective of being a full-service Competetive Local Exchange Carrier ("CLEC") with a low-cost base of operations. During 1999, the Company was successful in completing private placements of Class A Senior Convertible Preferred Stock and Class B Convertible Promissory Notes (which converted to Class B Senior Convertible Preferred Stock during the quarter ended December 31, 1999) for gross proceeds totaling approximately $50 million, which will be used to fund the initial phase of its CLEC market construction including Los Angeles, Miami, San Diego, and Houston.

     The Company was incorporated in Nevada on April 10, 1996 as a wholly owned subsidiary of Maui Capital Corporation, a Colorado Corporation ("Maui Capital"), which incorporated on August 8, 1988. On April 21, 1996, Maui Capital and the Company merged with the Company being the surviving corporation and succeeding to all the business, properties, assets, and liabilities of Maui Capital. The purpose of the merger of Maui Capital and the Company was to change the name and state of incorporation of Maui Capital. Maui Capital had no business or assets prior to September 21, 1995 when it acquired TOPS Corporation ("TOPS"), a Nevada corporation (TOPS was named Charter Communications International, Inc. until April 10, 1996, when its name was changed so that the Company could be formed in Nevada with the same name). At the time of the acquisition, TOPS was the sole stockholder of Charter Communicaciones Internacionales Grupo, S.A., a Panama corporation ("Charter Panama"), which was engaged in developing a private line telecommunications system in Panama and pursuing licenses to provide such services in various other Latin American countries. Since the acquisition of TOPS, the Company has endeavored to grow both through the development of its existing businesses and through the acquisition of complementary businesses.
Proceeds from private placements of securities with principals and outside investors have funded the development of the Company to date.

     On June 1, 1998, the Company acquired Galatel Inc. ("Galatel"), a distributor of prepaid calling cards primarily to the Hispanic community, in a cash and stock transaction. On July 30, 1998, the Company acquired Pointe Communications Corporation ("Pointe Communications"), a Delaware corporation, in a cash and warrant transaction. Pointe Communications did not have revenue from operations prior to its acquisition. On August 31, 1998, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to effect a change in the Company's name from Charter Communications International, Inc. to Pointe Communications Corporation. On August 12, 1998, the Company acquired International Digital Telecommunications Systems, Inc. ("IDTS") in a cash and stock transaction. IDTS is a facilities-based long-distance carrier of voice, data, and other types of telecommunications in the Miami, Florida market. On October 1, 1998, the Company acquired Rent-A-Line Telephone Company, LLC ("Rent-A-Line") in a stock rights transaction. Rent-A-Line is a reseller of prepaid local telephone service. All of these transactions were accounted for as purchases (See Note 3).

     On August 16, 1999, HTC Communications, LLC ("HTC"), a California limited liability company licensed as a CLEC in California, merged with and into the Company. As consideration for the merger, the Company will issue 600,000 shares of common stock to the members of HTC upon the satisfaction by the members of opening two competitive local exchange markets for the Company within 12 months of the closing date of the merger. At the same time, the Company entered into 36 month employment agreements with two of the members of HTC for the purpose of development and oversight of the Company's CLEC operations.

     Subsequent to year-end, the Company agreed to merge with Telscape International, Inc. ("Telscape") in an all-stock transaction in which each share of the Company will be exchanged for 0.224215 shares of Telscape common stock. Pointe shareholders will obtain a majority of the outstanding voting stock of Telscape after the merger. The surviving company will trade under the ticker symbol "TSCP" on the NASDAQ National Market System. The board of directors of both companies have agreed to the merger; however, the closing is subject to shareholder approval and certain other conditions precedent, such as Securities Exchange Commission and regulatory approval. Telscape is an integrated communications provider, which operates in the U.S., Mexico and other Latin American countries. During 1998, Telscape's subsidiary, Telereunion S.A. de C.V., received a 30 year facilities-based carrier license from the Mexican Government to construct and operate a network to carry long-distance voice and data traffic.

     Some of the telecommunications services offered by Pointe require licensing by U.S. federal and state agencies and the foreign countries wherein services are offered. Pointe has formed wholly owned or majority-owned foreign corporations. Pointe maintains financial control of all subsidiaries. The Company has been licensed by the U.S. Federal Communications Commission ("FCC") as an international facilities-based carrier. Pointe has selected the Mexican Solidaridad system as its primary satellite carrier. A variety of U.S. carriers are used to provide domestic long-distance services. The Company is licensed to provide enhanced communications services in Panama, Mexico, Honduras, Venezuela, El Salvador, Nicaragua, and Costa Rica. As of December 31, 1999, the Company was operating in the United States, Panama, Venezuela, Costa Rica, Mexico, El Salvador and Nicaragua. In the U.S., the Company or its subsidiaries have been granted two FCC 214 licenses to provide international long-distance service and operate satellite teleports in the U.S., as well as, Competetive Local Exchange Licenses in California, Florida, and Georgia and interexchange carrier licenses in many states.

     The Company may also face significant potential competition from other communication technologies that are being or may be developed or perfected in the future. Some of the Company's competitors have substantially greater financial, marketing, and technical resources than does the Company. The Company's international telecommunications operations face competition from existing government-owned or monopolistic telephone service companies and from other operators who receive licenses to provide services similar to the Company's. Accordingly, there can be no assurance that the Company will be able to obtain any additional licenses or that it will be able to compete effectively.

     The Company, which has never operated at a profit, has experienced operating losses since its inception as a result of efforts to build its customer base and develop its operations. The Company estimates that its cash and financing needs for its current business through 2000 will be met by the cash on hand; $40 million of capital lease commitments - $25 million of which are completed and $15 million of which are being negotiated; and private placements of equity currently being sought. However, certain of these facilities and placements are not completed, and there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all. Additionally, any increases in the Company's growth rate, shortfalls in anticipated revenues, increases in anticipated expenses, or significant acquisition or expansion opportunities could have a material adverse effect on the Company's liquidity and capital resources and would require the Company to raise additional capital from public or private equity or debt sources in order to finance operating losses, anticipated growth,
and  contemplated  capital  expenditures  and  expansions.   The  Company  has
significant expansion plans which it intends to fund with the facilities discussed above; however, if there is any delay in the anticipated closing of these facilities or any shortfall, the Company will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company may need additional future private placements and/or public offerings of debt or equity securities to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to modify its growth and operating plans or scale back operations to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

     The Company expects to continue to focus on developing and expanding its enhanced telecommunications service offerings while continuing to expand its current operation's market penetration. Accordingly, the Company expects that its capital expenditures and cost of revenues and depreciation and amortization expenses will continue to increase significantly, all of which could have a negative impact on short-term operating results. In addition, the Company may change its strategy to respond to a changing competitive environment. There can be no assurance that growth in the Company's revenue or market penetration will continue, that its expansion efforts will be profitable, or that the Company will be able to achieve or sustain profitability or positive cash flow. Further, the Company may require substantial financing to accomplish any significant acquisition or merger transaction and for working capital to operate its current and proposed expanded operations until profitability is achieved, if ever. While the Company currently expects to meet its 2000 operating cash flow and capital expenditure requirements through cash on hand, vendor financing and private placements of equity, there can be no assurance that this will be achieved. The availability of such financing on terms acceptable to the Company is not assured. Accordingly, there can be no assurance that the Company's planned expansion of its operations will be successful.

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

     SOURCE  OF  SUPPLIES

     The Company relies on local and long-distance telephone companies to provide certain communications services. Although management feels that alternative telecommunications facilities could be found in a timely manner, any disruption of these services could have an adverse effect on operating results.

     There are a limited number of vendors which provide the equipment the Company is using to expand its network. If these vendors are unable to meet the Company's needs related to the timing and amount of equipment needed by the Company, it would have an adverse impact on the Company's financial position and results of operations.

     PRESENTATION

     Certain prior year amounts have been reclassified to conform with the current year presentation.

     CASH  AND  CASH  EQUIVALENTS

     Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with original maturities of three months or less. The carrying value of the cash and cash equivalents approximates fair market value at December 31, 1998 and 1999.

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

     The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The concentration of credit risk is mitigated by the large number of customers comprising the customer base; however, one significant customer comprises approximately 17% and 11% of the total receivable balance at December 31, 1998 and 1999, respectively. The carrying amount of the Company's receivables approximates their fair value.

     NOTES  RECEIVABLE

     The following table summarizes the components of notes receivable as of December 31:

                                        1998         1999
                                    ----------  ------------
    Telscape International, Inc.    $       0   $ 1,518,500
    Affiliates and employees          537,503       628,836
    International business partners         0     1,140,178
    Allowance                        (322,166)   (1,016,764)
                                  ------------  ------------
    Total                           $ 215,337   $ 2,270,750

     During the quarter, the Company entered into promissory note with Telscape International, Inc. evidencing Telscape's obligation to repay the Company on or before February 28, 2000. The note accrues interest at 12% and is secured by Telscape common stock owned by two affiliates of Telscape. The note was
replaced  with    $10.0  million  convertible promissory note entered into with
Telscape  in  conjunction  with  the  merger  agreement  (see  Note  15).

     INVENTORIES

     Inventories consist primarily of prepaid calling cards. All inventory is recorded as finished goods and is available for sale. Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

     PROPERTY  AND  DEPRECIATION

Property and equipment are recorded at cost, including certain engineering and internal software development costs. Engineering costs totaled $1,390,776 with $1,025,245 allocated to Machinery and Equipment and $104,767 allocated to Other Property and Equipment. The engineering costs incurred represent salaries and related taxes and benefits paid to engineers to design and install the Company's network infrastructure, as well as building improvements necessary to allow for equipment installations. Internal software development costs incurred totaled $260,764. Software costs represent salaries and related taxes and benefits paid to employees during the application development stage for software used internally. The property and equipment acquired in conjunction with the acquisitions were recorded on the Company's books at net book value, which approximated fair market value at the dates of acquisition. The Company records depreciation using the straight-line method over the estimated useful lives of the assets, which are as follows:

Classification           Estimated Useful Lives
-----------------------  ----------------------
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

     INTANGIBLES

     In conjunction with its acquisitions in 1999 (see Note 3), the Company recorded intangible assets of approximately $1,146,000 due to the purchase prices exceeding the values of the tangible net assets acquired. After identifying the tangible assets and liabilities, the Company allocated the excess to identifiable intangible assets and the remainder to goodwill.
Allocation of the purchase price among tangible and intangible assets is performed based upon information available at the time of acquisition and is subject to adjustment for up to one year after acquisition in accordance with Accounting Principles Board ("APB") Opinion No. 16. Amortization of these costs is included in depreciation and amortization in the accompanying statements of operations. The following table summarizes the intangible assets' respective amortization periods:

Category                Amortization Period
----------------------  -------------------
Acquired Customer Base           3-10 years
Other Intangibles                3-10 years
Goodwill                         3-30 years

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company periodically reviews the values assigned to long-lived assets, including property and equipment and intangibles, to determine whether any impairments have occurred in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in accordance with SFAS No. 121.

     An impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. The fair value of an asset is determined using various techniques including, but not limited to, the present value of estimated expected future cash flows and fundamental analysis. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.


     STOCK-BASED  COMPENSATION  PLANS

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" (Note 8), for all options granted subsequent to January 1, 1995. SFAS No. 123 defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

     REVENUE  RECOGNITION

     Revenues from telecommunications services and products and Internet access services are generally recognized when the services are provided. Invoices rendered and payments received for telecommunications services and Internet access in advance of the period when revenues are earned are recorded as deferred revenues and are recognized ratably over the period the services are provided or the term of the Internet subscription agreements, which are generally 3 to 12 months. Sales of prepaid phone calling cards are recorded as deferred revenues, and revenue is recognized as minutes are used or when the cards expire.

     ADVERTISING  COSTS

     The Company expenses all advertising costs as incurred. Advertising costs were $265,291, $152,000 and $409,000, for the years ended December 31, 1997,
1998  and  1999, respectively.

     FOREIGN  CURRENCY  TRANSLATION

     Assets and liabilities denominated in foreign currencies are translated at exchange rates in effect at the balance sheet date, except that fixed assets are translated at exchange rates in effect when the assets are acquired. Revenues and expenses of foreign operations are translated at average monthly exchange rates prevailing during the year, except that depreciation and amortization charges are translated at the exchange rates in effect when the related assets are acquired.

     The national currency of Panama is the U.S. dollar. The currency of Venezuela is considered hyper-inflationary; therefore, the U.S. dollar is the functional currency. Accordingly, no foreign currency translation is required upon the consolidation of the Company's Panamanian and Venezuelan, operations. The effects of foreign currency translation on the Company's El Salvadoran, Mexican, Nicaraguan, and Costa Rican operations were not material.

     NET  LOSS  PER  SHARE

     Effective with the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This standard requires the computation of basic earnings per share using only the weighted average common shares outstanding and diluted earnings per share using the weighted average common shares outstanding, adjusted for potentially dilutive instruments using either the if-converted or treasury stock method, as appropriate, if dilutive. This statement required retroactive restatement of all prior period earnings per share data presented. The adoption of this statement had no effect on the Company, as for all periods, the effect of any potentially dilutive instruments was antidilutive. Accordingly, for all periods presented, basic and diluted earnings per share are the same.

     During 1999, the Company issued Class A Senior Convertible Preferred Stock together with warrants for gross proceeds totaling $30.2 million and Class B Promissory Notes (which converted to Class B Senior Convertible Preferred Stock and warrants to purchase shares of the Company's common stock during the quarter ended December 31, 1999) for gross proceeds of $21.0 million (Note 7). Dividends and interest accrue at a rate of 12% per annum and are payable in cash or in kind, which the Company elected to pay in kind during 1999. The interest on the Class B Promissory Notes has been included as interest expense in the statement of operations. The dividends on the Class A Preferred Stock are deducted from net loss in arriving at net loss available to common stockholders for purposes of computing basic and diluted loss per share. Additionally, after assigning a value to the warrants, the resulting proceeds from the offering were assigned to the preferred stock, and the resulting value implied a per share common stock conversion ratio for the Class A Preferred Stock which was less than fair value on the date of issuance. Since the Preferred Stock was convertible at the date of issuance, the Company recorded a charge to accumulated deficit of $22,174,074 which represented the difference between the fair value of common stock on the date of issuance of the Class A Preferred Stock and the implied conversion price per share. Such charge is deducted from net loss in arriving at net loss available to common stockholders for purposes of computing basic and diluted loss per share.

                                 Year Ended       Year Ended       Year Ended
                                Dec. 31, 1999    Dec. 31, 1998    Dec. 31, 1997
                               ---------------  ---------------  ---------------
Net loss                       $  (38,290,855)  $   (9,147,482)  $  (11,975,858)
Beneficial conversion feature     (22,174,074)               -                -
Preferred stock dividends          (2,331,834)               -                -
                               ---------------  ---------------  ---------------
Net loss available
  to common stockholders       $  (62,796,760)      (9,147,482)     (11,975,858)
                               ===============  ===============  ===============
Net loss per share             $        (1.36)  $        (0.22)  $        (0.39)
                               ===============  ===============  ===============
Shares used in computing
  net loss per share               46,204,130       42,143,733       31,084,693
                               ===============  ===============  ===============

     RECENT  ACCOUNTING  PRONOUNCEMENTS

     In 1998, the Company was subject to the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 had no impact on the Company's financial statements, as it has no comprehensive income elements other than distributions to owners and returns on equity. The Company adopted SFAS No. 131 in 1998, and during 1998, the Company determined that it operated in one segment. During 1999, the Company established chief decision makers for certain of the Company's lines of business and in accordance with SFAS No. 131 has disclosed relevant segment data for 1999 (see Note 11).

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and transactions involving hedge accounting. The Company does not expect it to have a material impact on its financial statements.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", which is effective for fiscal years beginning after December 15, 1998. This statement requires capitalization of certain costs of internal-use software. The Company adopted this statement during the first quarter of 1999, and it did not have a material impact on the Company's financial statements.

     In April 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires entities to expense certain start-up costs and organization costs as they are incurred. The Company adopted this statement during the first quarter of 1999, and it did not have a material impact on the Company's financial statements.

3.     BUSINESS  COMBINATIONS  AND  ACQUISITIONS

     During 1999, HTC, a California limited liability company licensed as a CLEC in California, merged with and into the Company. As consideration for the merger, the Company will issue 600,000 shares of common stock to the members of HTC upon satisfaction by the members of opening two competitive local exchange markets for the Company within 12 months of the closing date of the merger. At the same time, the Company entered into 36 month employment agreements with two of the members of HTC for the purpose of development and oversight of the Company's CLEC operations. In addition to base compensation and participation in the recently adopted Market Value Appreciation Stock Option Plan (Note 8), the agreements entitle the employees to receive options to purchase up to a total of 1.1 million shares of the Company's common stock at a strike price of $1.75, pursuant to the Pay for Performance Plan. Vesting of such options is according to a schedule, which includes a specified number of shares for opening each of eight CLEC markets for the Company. The transaction was accounted for as a purchase, and the shares issuable upon the opening of the CLEC markets will be valued at the date of issuance. The merger was not considered to be a significant business combination. Accordingly, no pro forma information is presented.

     During 1998, the Company acquired 100% of the outstanding capital stock in four companies for cash, stock, and warrants/stock rights. All of these transactions were accounted for as purchases. On June 1, 1998, the Company acquired Galatel, a distributor of prepaid calling cards, for up to $200,000 and 300,000 shares of common stock, of which $162,500 and 175,000 shares were earned. The shares have been valued at a weighted average price of $0.90 per share, the estimated fair value at the date of issuance. On July 30, 1998, the Company acquired Pointe Communications, a Delaware corporation, for $168,000 and 590,000 warrants to purchase common stock at $1.50 for five years. The warrants have been valued at $0.49 per warrant. On August 12, 1998, the Company acquired IDTS for $150,000 and 50,000 shares of stock of which 37,589 were released in 1999. IDTS is a facilities based long distance carrier of voice, data and other types of telecommunications in the Miami, Florida market. On October 1, 1998, the Company acquired Rent-A-Line Telephone Company, LLC in a stock transaction for rights to purchase 625,000 shares at prices that range from $0.01 to $0.63 until December 31, 2000. The rights have been valued at a weighted average price of $0.44 per share. Rent-A-Line is a reseller of prepaid local telephone service. All of these transactions were accounted for as purchases and were not considered to be significant business combinations. Accordingly, no pro forma information is presented.

4.     LONG-TERM  OBLIGATIONS

     Obligations  consist  of  the  following  as of December 31, 1998 and 1999:

                                                                              DECEMBER 31,   DECEMBER 31,
                                                                                  1998           1999
----------------------------------------------------------------------------------------------------------
18% Convertible Debentures due October 1, 2002                                $     900,000  $   1,180,000
Financing Lease Obligation, net of discount
 of $306,672 and $197,049 as of December 31, 1998
 and 1999, respectively                                                           1,832,446      2,230,029
12% Senior Subordinated Notes due December
 2000, net of discount of $39,722 and $9,722
 as of December 31, 1998 and 1999, respectively                                     720,278        690,278
Notes Payable and other                                                           2,941,952      4,128,584
Bridge Loans due April 1999, net of discount of
 $104,500 at December 31, 1998                                                            -      1,895,500
Capital Lease Obligations                                                        11,777,590      6,171,720
----------------------------------------------------------------------------------------------------------
                                                                                 18,172,266     16,296,111
Less current portion                                                              6,038,032      6,671,360
----------------------------------------------------------------------------------------------------------
Long-term obligations                                                         $  12,134,234  $   9,624,751
                                                                              -------------  -------------

     During  1998,  the  Company  entered  into  two  promissory  notes totaling
$2,000,000, which earned interest at 10% and became due in April 1999. In conjunction with these notes, the Company issued 760,000 warrants to purchase common stock at $1.00 per share for three years. The fair market value of these warrants was estimated to be $129,200, which has been recorded as additional paid-in capital and a discount on the notes amortized over the term of the notes. During the first quarter of 1999, one of the notes for $1,000,000 was refinanced with a $5,000,000 promissory note which earned interest at 10% and became due in November 1999. In conjunction with this note, the Company issued warrants to purchase 5,000,000 shares of common stock at $1.00 per share exercisable for eight months. The fair market value of these warrants was estimated to be $391,950, which has been recorded as additional paid-in capital and a discount on the notes amortized over the term of the notes. Also during the first quarter of 1999, the Company entered into three additional promissory notes totaling $5,000,000, which earned interest at 10% and became due in May and September 1999. In conjunction with the notes,the Company issued 1,686,667 warrants to purchase common stock at $1.00 per share exercisable for three years. The fair market value of these warrants was estimated to be $417,951, which has been recorded as additional paid-in capital and a discount on the notes amortized over the term of the notes. The Company undertook these short-term obligations in order to fund operations and network requirements in advance of a private placement of $30,000,000 of the Company's convertible preferred stock which was completed during the second quarter of 1999. All of the above notes were repaid on their respective maturities during 1999, and the 5,000,000 warrants issued with one of the notes during the first quarter of 1999 were exercised during the fourth quarter of 1999.

     During 1999, the Company renewed a Receivable Purchase Facility Agreement, which enables it to sell its receivables to the purchaser, up to the maximum facility amount of $600,000. Receivables are sold at 60% of book value with the additional 40% representing collateral until the receivables are paid, repurchased, or substituted with other receivables, at which time the 40% is returned to the Company. Interest accrues on the purchase amount at a rate of prime (8.5% at December 31, 1999) plus 2%, per annum until the receivables are paid, repurchased, or substituted. As of the date of this report, the Company has received $600,000 for receivables sold under this facility.

     During 1999, the Company renewed a $750,000 Promissory Note payable to a member of the Company's board of directors (Note 13), which earns interest at 10% and matures June 1, 2001. In conjunction with the promissory note, the Company issued 545,455 warrants to purchase common stock at $1.375 which are exercisable for a period of two years from issuance. The fair market value of these warrants was estimated to be $216,170, which has been recorded as additional paid-in capital and a discount on the note to be amortized over the term of the note. This note is unsecured.

     During 1999, the Company's subsidiary, Telecommute, entered into a $750,000 promissory note which earns interest at 11.5% per annum and matures at the earlier of the completion of a $20 million private placement of preferred stock in Telecommute or February 13, 2000. In connection with the promissory note, Telecommute issued warrants to purchase 19,841 shares of Telecommute stock at $3.78 per share exercisable for five years. The fair market value of these warrants was estimated to be $15,000, which has been recorded as minority interest and a discount on the notes amortized over the term of the notes.

     Also during 1998, the Company reached a settlement with Sprint over its disputed trade payable. The settlement agreement obligated the Company to pay Sprint $1,000,000, $100,000 of which was paid at the time of settlement. The remaining $900,000 was converted into a noninterest-bearing promissory note, under which the Company is obligated to pay $50,000 per month for 18 months. The balance remaining at December 31, 1998 and 1999 was $700,000 and $150,000, respectively.

     During 1997, the Company entered into a $3,000,000 sale-leaseback facility with regard to certain of its assets included in property and equipment. There were three leases drawn under the facility for a total of $3,000,000. The term of each lease is five years commencing December 1, 1997, February 1, 1998, and December 1, 1998, respectively. Lease payments are due monthly in arrears. The lease obligations are stated net of discount, which is being amortized over the term of the lease. As of December 31, 1998 and 1999, the net balance of the leases was $2,230,029 and $1,832,446, respectively. The leases include options for the Company to repurchase the equipment at the end of the lease term. In conjunction with the lease, a security agreement was signed granting the lessor a security interest in all current and future purchases (for the life of the lease) of plant and equipment, receivables, and inventory. Also, in conjunction with the lease, 450,000 shares of common stock were granted to the lessor and its agent. The Company issued a guarantee with regard to these shares stating that it would reimburse the holder of these shares for the difference between $2.33 and the average closing price of the Company's stock for the 20 trading days prior to June 30, 1998. The average closing price for this period was below $2.33 resulting in an approximate $400,000 liability of the Company, which was converted into an unsecured promissory note due June 30, 1999 earning interest at 14%. In conjunction with the promissory note, the holders received 120,000 warrants to purchase common stock at $0.78 for three years. The fair market value of these warrants was estimated to be $25,200, which has been recorded as additional paid in capital and a discount on the notes to be amortized over the term of the notes. The note was repaid at maturity.

     During 1999, the Company (and its subsidiaries) entered into capital leases with one major vendor for a total of $6.0 million. The leases generally include six months of accreted interest and 30 months of payments on a 48-month amortization schedule with a balloon payment due in the 36th month. The rates range from 7% to 14% and include options to purchase the equipment at the end of the lease period. Also, during 1998, the Company entered into five capital leases for a total value of approximately $6.2 million. The leases range from three to seven years and are payable monthly in arrears. The Company holds options to purchase the equipment at the end of the lease period for $1.00 with respect to $3.0 million, 10% with respect to $1.0 million, 15% with respect to $0.7 million, and fair market value with respect to $1.5 million.

     During 1997, the Company issued, in a private offering, $1,180,000 principal amount of 18% convertible subordinated debentures due October 1, 2002. The debentures are convertible at any time into shares of common stock at a price of $1.20 per share. Interest is payable quarterly at a rate of 18% per annum in arrears. The debentures were noncallable for a period of one year from issuance and are not secured by any assets of the Company or guaranty. As of December 31, 1999, $900,000 remained outstanding.

     During 1995 and 1996, the Company issued, in a private offering, $2,845,000 of 12% senior subordinated notes due December 31, 2000 with attached warrants which grant the purchasers of the notes the right to buy 2,244,000 shares of the Company's common stock at $2.50 in 2000. As of December 31, 1999, 176,000 of these warrants remained outstanding. Interest is payable quarterly at the rate of 12% per annum in arrears. The fair market value of the 2,244,000 warrants issued in conjunction with the notes was estimated by the Company to be $345,000 and was recorded as additional paid-in capital and a discount on the notes. The notes are stated net of discount, which is being amortized over the term of the notes. Amortization of this discount is included in the accompanying financial statements as interest expense. The notes are not secured by any assets of the Company or guaranty. During 1997, principal amounts of $2,115,000 of the senior subordinated notes were converted to common stock in the January 1997 private placement.

     At December 31, 1999, the Company had other outstanding term notes payable with varying terms and conditions in the total amount of $691,952. The portion of the total notes payable, including other notes discussed above, that will become due within the next 12 months amounted to $2,795,256 at December 31, 1999.

     The carrying value of the long-term obligations approximated market value at December 31, 1999.

     Scheduled maturities of long-term obligations, including capital and financing leases, are as follows for the years ended December 31:


             Notes and      Lease
               Debt       Obligations      Total
            -----------  -------------  ------------
2000        $2,807,548   $  4,677,130   $ 7,484,678
2001           877,808      5,110,332     5,988,140
2002           903,317      6,235,213     7,138,530
2003             3,646        660,367       664,013
2004             4,008         11,854        15,862
Thereafter     131,316              -       131,316
Total        4,727,643     16,694,896    21,422,539
            -----------  -------------  ------------
Interest             -     (2,887,811)   (2,887,811)
Discounts     (165,413)      (197,049)     (362,462)
            -----------  -------------  ------------
Principal   $4,562,230   $ 13,610,036   $18,172,266

5.     OTHER  INCOME

     Since mid-1996, a subsidiary negotiated with Sprint Communications L.P. ("Sprint") to resolve a dispute involving Sprint's past services to the subsidiary. The Company had accrued the entire amount which Sprint claimed. During 1997, the subsidiary reached an agreement in principle with Sprint to pay $100,000 down and $50,000 per month for 18 months for a total of $1,000,000 with release of all claims against the subsidiary regarding the remaining balance. As of December 31, 1997, the disputed balance was recorded as a deferred settlement gain on the Company's balance sheet. A definitive settlement agreement was signed during the second quarter of 1998, at which time payments commenced and the Company recognized the deferred settlement gain of $2,757,132 in other income and cost of services. This is offset by approximately $232,000 for legal fees and settlement of a lawsuit with the Company's former president over certain agreements, including an executive employment agreement.

6.     MINORITY  INTEREST

     The Company's subsidiary, Telecommute, completed a private placement of 2,000 shares of its $1.00 par value Series A preferred stock during 1998. The preferred stock is convertible at any time on or prior to the third anniversary date of issuance into 1,321,500 shares of Telecommute's common stock or 666,667 shares of the Company's common stock. At the same time, the purchaser also received an option to purchase 2,000 shares of Series B Preferred Stock at any time prior to August 7, 1999. The Series B shares are convertible at any time until August 7, 2001 into 528,500 shares of Telecommute or 500,000 shares of the Company's common stock. The purchaser did not exercise its option to purchase the Series B shares of Telecommute. The preferred stock is nonredeemable and nonvoting and does not pay dividends. Total proceeds received in the private placement were $2,000,000, which is recorded net of issuance costs of $18,041, as minority interest in the accompanying balance sheets. Subsequent to December 31, 1999, the preferred stock was converted into common stock of Telecommute (See Subsequent Events-Note 15).

7.     STOCKHOLDERS'  EQUITY

     The articles of incorporation provide for the issuance of 100,000,000 shares of $0.00001 par value common stock and 100,000 shares of $0.01 par value preferred stock. As of December 31, 1999, there were 10,857 shares of Class A Convertible Senior Preferred Stock and 7,264 shares of Class B Convertible Senior Preferred Stock outstanding. The $0.00001 common stock authorized for issuance represents an increase from 45,000,000 shares authorized as of December 31, 1997. The increase was approved by the Company's shareholders at a meeting on August 31, 1998. As of December 31, 1999, if all such convertible preferred stock, convertible debentures, warrants and options were converted or exercised, the Company would be obligated to issue 72,638,084 shares of common stock, however, as of December 31, 1999, the Company had only 48,305,811 shares available under the currently authorized number of shares of common stock. The board of directors has approved an increase in the number of authorized common shares to 200,000,000, such increase is subject to shareholder approval.

     COMMON  STOCK

     During  1999,  the  Company  issued  shares  of  common  stock  as follows:
5,000,000 shares at $1.00 per share in conjunction with the exercise of warrants; 625,000 shares in conjunction with the exercise of rights held by the previous owners of Rent-A-Line Telephone Company LLC, which the Company purchased during 1998; 300,000 shares as consideration for the purchase of shares in the Company's subsidiary in Venezuela owned by minority shareholders; 166,666 shares in conjunction with the conversion of 18% convertible debentures; 149,319 shares in conjunction with the exercise of options; 37,589 in conjunction with the 1998 purchase of IDTS; and 75,776 in settlement of various payables.

     During 1998, the Company issued shares of common stock through various private placement offerings as follows: 9,000,000 shares at $0.50 per share, 850,000 shares at $1.00 per share and 500,000 shares at $1.30 per share for gross proceeds totaling $6,000,000. Additionally, during the year, the Company issued 500,000 shares as commission for one of the private placements, 206,250 shares in conjunction with a merger, 31,063 shares for warrant exercises at $0.70 per share, and 117,750 shares for option exercises at $1.00 per share. In conjunction with certain of the private placements, warrants to purchase additional shares of common stock were granted to the purchasers. The warrants granted the holders the right to purchase 500,000 shares at $1.25 for a period of two years, 150,000 shares at $1.50 for three years, and 600,000 shares for $3.00 for a period of three years.

     During 1997, the Company issued 5,911,664 shares of common stock at $1 per share, or $5,911,664 gross proceeds; 2,115,000 shares of common stock for conversion of senior subordinated debt; 937,865 shares of common stock for conversion of shareholder loans; 319,468 shares of common stock for conversion of other accrued liabilities; and 400,000 shares of common stock to an agent in conjunction with securing licenses to operate in two Latin American countries. All of the preceding conversions of stock for liabilities were executed at a rate of $1 of the related liability for $1 of common stock. Also, during 1997, the Company issued 2,000,000 shares of common stock for conversion of the $1,000,000 par value subordinated debenture issued to offshore investors at a rate of $.50 per share. In conjunction with the issuance of these shares, holders were granted 2,000,000 warrants to purchase the Company's common stock at $1.50 per share. In conjunction with the placement of the subordinated debenture, the Company issued 200,000 shares to the placement agent in an offshore market. In conjunction with the January 1997 private placement, certain major stockholders returned 2,500,000 shares of common stock to the Company for no consideration, and such shares were retired.

     PREFERRED  STOCK

CLASS  A  CONVERTIBLE  SENIOR  PREFERRED  STOCK

     During 1999, the Company completed a $30 million private placement offering of 10,080 shares of the Company's $0.01 par value Class A Convertible Senior Preferred Stock (the "Class A Preferred Stock") and warrants to purchase 10,800,000 shares of common stock. The Class A Preferred Stock has a liquidation preference of $3,000 per share. Net proceeds from this offering totaled $28.1 million and are being used to fund network expansion, repay indebtedness, and fund operations. The Class A Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Class A Preferred Stock at the Company's discretion. Each share of Class A Preferred Stock is convertible at the holder's option into 2,142.85 shares of common stock (subject to adjustment for certain diluting issues) at any time while the Class A Preferred Stock remains outstanding. The Company may require the conversion of all of the Class A Preferred Stock as follows: (a) in conjunction with an offering of the Company's common stock in a firm commitment underwritten public offering at a purchase price in excess of $4.00 per common share (subject to adjustment for certain diluting issues) yielding net proceeds in excess of $30.0 million, or (b) one year after issuance if the common stock shall have been listed for trading on the New York Stock Exchange, American Stock Exchange, or the Nasdaq National Market System, and the common stock shall have traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for 20 consecutive trading days and the average daily value of shares traded during that 20 day period was at least $1.0 million. On the twelfth anniversary, if the Class A Preferred Stock is still outstanding and the underlying common stock has been listed on one of the aforementioned exchanges, the Company is required to exchange the Class A Preferred Stock for common stock at a conversion price equal to the average trading price for the 20 consecutive trading days immediately prior to the exchange date. During the year, the Company issued 777 additional shares of the Class A Preferred Stock to the holders in settlement of dividends accrued.

     The warrants give the holders the right to purchase 10,800,000 shares at a price of $1.625 per share exercisable for a period of five years after the issuance date, and were valued at $11.9 million, or $1.10 per share. The warrants have been included in additional paid in capital at December 31, 1999. The Company may require exercise of the warrants if the underlying common stock has been registered with the SEC and is listed on one of the aforementioned exchanges and has traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for 20 consecutive trading days. The Company is required to file a registration statement with the SEC within 120 days after closing the private offering of Class A Preferred Stock and warrants to register the shares of common stock issued or issuable upon conversion of the Class A Preferred Stock (including shares issued as dividends) and the exercise of the warrants. It has been more than 120 days since the closing, and the Company has not yet filed the registration statement. The holders of the Preferred Stock have each signed a waiver to extend the date by which the Company must file the required registration statement to the date that is 90 days after either the date of consumation of the merger with Telscape Internatinoal, Inc. or the termination of the merger agreeement.

     In conjunction with the issuance of the Preferred Stock, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the Emerging Issues Task Force ("EITF") 98-5. The proceeds received in conjunction with the issuance were first allocated to the $11.9 million fair value of the warrants, as calculated using the Black-scholles model. The remaining proceeds of $18.3 were allocated to the Preferred Stock. This amount was then compared to the fair market value of the shares underlying the Preferred Stock of $40.5 million, determined by multiplying the number of shares by the market price on the date of issuance of $1.875. The difference of $22.2 million has been recognized as a beneficial conversion feature on the Preferred Stock and recorded as a non-operating non-cash charge directly to accumulated deficit and an increase in additional paid in capital.

CLASS  B  CONVERTIBLE  SENIOR  PREFERRED  STOCK

     Also during 1999, the Company completed a $21 million private placement offering of convertible promissory notes (the "Notes"). The Notes accrue interest at 12% per annum compounded quarterly and payable in preferred stock at maturity. During the quarter ended December 31, 1999, the Notes and accrued interest automatically converted into 7,264 shares of the Company's $0.01 par value Class B Convertible Senior Preferred Stock (the "Class B Preferred Stock") and warrants to purchase 9,000,000 shares of common stock. Each share of the Class B Preferred Stock is convertible into 1,714.28 shares of common stock of the Company. Net proceeds from this offering totaled $20.8 million and are being used to fund network expansion, repay indebtedness and fund operations. The Class B Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Class B Preferred Stock at the Company's discretion. The Class B Preferred Stock has a liquidation preference of $3,000 per share. The dividend and liquidation rights of the Class B Preferred Stock are parri passu with the Class A Preferred Stock. Additionally, the Company may require conversion under the same conditions as the Class A Preferred Stock and if the Class B Preferred Stock is still outstanding on the twelfth anniversary from issuance, the Company is required to exchange the Preferred Stock for common stock at a conversion price equal to the average trading price for the 20 consecutive trading days immediately prior to the exchange date.

     The warrants give the holders the right to purchase 9,000,000 shares at a price of $1.89 per share exercisable for a period of five years after the issuance date. The Company may require exercise of the warrants if the underlying common stock has been registered with the SEC and is listed on one of the aforementioned exchanges and has traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for 20 consecutive trading days. The Company is required to file a registration statement with the SEC within 120 days of issuance of the Class B Preferred Stock to register the shares of common stock issued or issuable upon conversion of the Class B Preferred Stock (including shares issued as dividends) and the exercise of the warrants.

     In conjunction with the issuance of the Notes, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in EITF 98-5. As explained above, the Notes were convertible into Class B Preferred Stock and warrants, with an initial conversion price and exercise price of $2.16 and $2.33, respectively. In order to calculate the beneficial conversion feature the Company compared the total proceeds received with respect to the preferred stock and warrants underlying the Notes, including the proceeds to be received upon exercise of the warrants. The aggregate proceeds were determined to be $38.0 million. This amount was then compared to the fair market value of shares underlying the preferred stock and warrants of $40.4 million, determined by multiplying the number of shares by the market price on the date of issuance. This resulted in a $2.4 million beneficial conversion included as a discount to the Notes, as of the date of issuance amortized into interest expense the period from issuance to December 31, 1999. During the quarter ended December 31, 1999, the conversion price of the Class B Preferred Stock and the exercise price of the warrants both underlying the Notes were adjusted to $1.75 and $1.89, respectively, as a result of the fact that the Pensat Transaction did not close. During the quarter ended December 31, 1999 when the contingency resolved itself and the exchange and exercise prices were adjusted the company performed a similar calculation using the new terms. The aggregate proceeds were measured against the fair market value of the increased number of shares underlying the Notes multiplied by the market price at issuance. The market value was determined to be $49.9 million resulting in a discount of $11.9 million. Since the Notes converted on December 31, 1999, the entire discount has been recognized during 1999.

     On December 31, 1999, the convertible Promissory Notes were automatically exchanged for Class B Preferred Stock and warrants. The conversion price of the preferred stock was adjusted to $1.75 and the number of shares underlying the warrants and exercise price of the warrants were adjusted to 9.0 million and $1.89, respectively. The Company calculated the beneficial conversion feature with respect to the exchange as the increase in the fair market value of the additional securities received by the investors. The increase in the number of shares of common stock underlying the preferred stock was 2.3 million shares from 9.7 million shares to 12 million shares. The increase in value attributable to the increased number of shares is 5.4 million which is measured at the market price on issuance date. The increase in the value of the warrants received was $2.8 million measured as the difference between the fair market value of the original number of warrants and the adjusted number. The total beneficial conversion feature recognized in conjunction with the issuance of the Class B Preferred Stock during the fourth quarter of 1999 is the sum of the two Componants or $8.2 million recognized as a charge directly to accumulated deficit (and a charge to net loss available to common stockholders) and a credit to additional paid in capital.

     COMMON  STOCK  WARRANTS

     At December 31, 1999, the Company had outstanding warrants that gave the holders the right to purchase a total of 28,055,120 shares of common stock (including the warrants issued in conjunction with the Class A and B Preferred Stock discussed above) at prices ranging from $0.70 to $4.00 per share as summarized in the table below:

  Number of   Exercise        Remaining Weighted
   Shares      Price            Average Life
----------  ----------  ------------------------
   250,000      $0.70           1.0 years
   120,000      $0.78           1.8 years
 2,510,000      $1.00           2.0 years
   166,666      $1.10           4.2 years
   500,000      $1.25           0.4 years
   545,454      $1.37           1.4 years
   432,000      $1.40           4.4 years
 2,590,000      $1.50           1.2 years
10,800,000      $1.63           4.4 years
 9,000,000      $1.89           5.0 years
   176,000      $2.25           1.0 years
   150,000      $2.50           1.8 years
   795,000      $3.00           1.8 years
    20,000      $4.00           1.5 years


8.     STOCK  OPTION  PLANS

     1995  OPTIONS

     During 1995, the Company granted 1,250,000 stock options to certain key employees and directors. The director shares were subsequently changed to be issued under the Non-employee Director Stock Option Plan ("NEDSOP"). The exercise price of the stock options granted to the employees and directors is $0.70 per share, the estimated fair market value of the Company's common stock at the date of grant. Options generally vest ratably over four years and expire five years after becoming fully vested. As of December 31, 1999, 400,000 non-NEDSOP options issued in 1995 were still outstanding, of which 370,000 were exercisable.

     STOCK  OPTION  PLANS

     The Company had established three stock option plans prior to 1999: the Long-Term Stock Option Plan ("LTSOP"), the Incentive Stock Option Plan ("ISOP"), and the NEDSOP (collectively, the "Plans"); 3.0 million, 5.0 million and 2.0 million shares of common stock were authorized for issuance under each plan, respectively, by the shareholders at a special meeting held on August 31, 1998. Options are exercisable at the fair market value of the common stock (as determined by the board of directors) on the date of grant. Options generally vest ratably over four years and expire seven years after the date of grant. The plans contain various provisions pertaining to accelerated vesting in the event of significant corporate changes. During 1999, the Company established two new stock option plans: the Executive Market Value Appreciation Plan (the "Market Value Plan") and the Pay for Performance Stock Option Plan (the "Pay for Performance Plan"). The Market Value Plan and the Pay for Performance Plan authorize the issuance of 5.0 million and 2.0 million shares of common stock, respectively. Options under both plans are exercisable at the fair market value of the common stock (as determined by the Board of Directors) on the date of grant. Options granted under the Market Value Plan become vested on December 31 of each year outstanding at the rate of 5% of the options granted for each $1.00 of increase in the Company's stock price, and they become contingently vested in an equal number of shares but may not exercise until fully vested. The contingently vested options become fully vested on the following December 31 assuming the stock price is at least the same as that on the previous December 31 when they became contingently vested. Any optioned shares that have not vested after the seventh full year shall vest pro rata on December 31 of years eight, nine, and ten. Options granted pursuant to the Pay for Performance Planbecome eligible for accelerated vesting based upon achievement of Company, division, and individual objectives as determined on December 31 of the year of grant. Options eligible for accelerated vesting vest ratably on three consecutive December 31 beginning in the year of grant. Optionees are eligible to vest in up to 120% of the amount granted.

     The following table summarizes the activity for each plan for each of the three years in the period ended December 31, 1999.

                                LTSOP       ISOP     NEDSOP        PFP          MVAP
Balance at December 31, 1996   260,002     392,000   400,000            0            0
Granted                        464,000   1,380,964   200,000            0            0
Forfeited                     (120,002)   (376,500)        0            0            0
Exercised                            0           0         0            0            0
Balance at December 31, 1997   604,000   1,396,464   600,000            0            0
Granted                              0     755,000         0            0            0
Forfeited                            0    (603,250)        0            0            0
Exercised                     (114,000)     (3,750)        0            0            0
Balance at December 31, 1998   490,000   1,544,464   600,000            0            0
Granted                              0     181,000         0    2,201,501    4,050,000
Forfeited                            0    (204,390) (100,000)           0            0
Exercised                     (  7,000)   (169,832)        0            0            0
Balance at December 31, 1999   483,000   1,351,242   500,000    2,201,501    4,050,000
Exercisable                    463,000     793,742   375,000      110,606       90,000

     In addition to the amounts under the above plans, the Company had 80,000 options outstanding as of December 31, 1999 at a price of $6.00 per share, which vest ratably over three years.

     The exercise price of the stock options granted to the employees is equal to the estimated fair market value of the Company's common stock at the date of grant. During the first quarter of 1998, the Company reestablished the exercise price of all existing employees options granted under the ISOP and LTSOP, with a strike price greater than $1.00, at $1.00 per share, which was the fair market value on the date of repricing.

     STATEMENT  OF  FINANCIAL  ACCOUNTING  STANDARDS  NO.  123

     The Company accounts for its stock-based compensation related to all plans under APB 25; accordingly, no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's stock on the date of grant. For SFAS No. 123 pro forma purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:


                              1997        1998        1999
                           ----------  -----------  ----------
Risk-free  interest  rate     5.70%        5.00%       5.00%
Expected  dividend  yield       0            0           0
Expected  lives            5.0  years   5.0  years   7.0  years
Expected  volatility           64%          80%         60%

     Using these assumptions, the fair value of the stock options granted during 1997, 1998 and 1999 is $1,274,520, $685,023, and $6,829,428, respectively, which would be amortized as compensation expense over the vesting period of the options. The 1997 fair value of stock options granted was calculated using the revised price of $1 per share. Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's net loss and pro forma net loss per share for 1997, 1998 and 1999 would have been as follows:

                            1997            1998            1999
Net  loss:
As  reported            ($11,975,858)   ($9,147,482)  ($62,796,760)
Pro  forma              ($12,421,433)   ($9,691,957)  ($64,425,012)
Net  loss  per  share:
As  reported                  ($0.39)        ($0.22)        ($1.36)
Pro  forma                    ($0.40)        ($0.23)        ($1.40)

     There were no issues prior to January 1, 1995 and the resulting pro forma compensation cost may not be representative of that expected in future years.

     A summary of the status of the Company's stock option plans at December 31, 1997, 1998 and 1999 and changes during the years ended December 31, 1997, 1998 and 1999 are presented in the following table:

                                                       Weighted
                                      Number  of       Average
                                       Shares      Exercise  Price
                                     ------------  ---------------
Outstanding  at  December  31,  1996   2,432,002             $1.27
Granted                                2,049,964              1.06
Forfeited                             (1,551,502)             1.05
Exercised                                      0              0.00
Outstanding  at  December  31,  1997   2,930,464             $1.22
Granted                                  755,000              1.26
Forfeited                               (603,250)             1.06
Exercised                               (117,750)             1.00
Outstanding  at  December  31,  1998   2,964,464             $1.27
Granted                                6,632,151              1.74
Forfeited                               (304,390)             0.96
Exercised                               (176,832)             1.18
Outstanding  at  December  31,  1999   9,115,393             $1.62

     The following table summarizes, as of December 31, 1999, the number of options outstanding, the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant:

                                                      Weighted
                                                      Average
Grant  Number  of    Exercise       Weighted          Remaining
Year     Shares    Price  Range   Average  Price   Contractual  Life
1999   5,445,151   $1.00-$2.25      $1.74           9.4  years
1998     577,501   $1.00-$2.00      $1.20           5.1  years
1997     855,000   $1.00-$1.25      $1.06           4.2  years
1996     637,741   $1.00-$7.00      $1.87           3.2  years
1995     600,000   $0.70-$3.50      $1.74           2.4  years

     Total stock options exercisable at December 31, 1999 were 2,282,348 at a weighted average exercise price of $1.42.

     TELECOMMUTE  SOLUTIONS  STOCK  OPTION  PLAN

     During 1998, the Company's subsidiary TeleCommute Solutions established a stock option plan, the TeleCommute Solutions Stock Option Plan ("TCS Plan"). The number of shares authorized for issuance under the TCS Plan is 600,000. Options are exercisable at the fair market value of the common stock (as determined by the board of directors of Telecommute Solutions) on the date of grant. Options generally vest ratably over three years and expire seven years after the date of grant. The plan contains various provisions pertaining to accelerated vesting in the event of significant corporate changes.

     A summary of the combined status of the TCS Plan at December 31, 1999 and 1998 is as follows:

                                                        WEIGHTED
                                                         AVERAGE
                                                          PRICE
                                        SHARES          PER SHARE
                                      ---------        ----------

December  31,  1997                         0               $0.00

  Grants                               547,900               1.52
                                      ---------        ----------
December  31,  1998                    547,900               1.52

  Grants                               100,200               1.52
  Forfeitures                          (48,100)              1.52
                                      ---------        ----------
DECEMBER  31,  1999                    600,000              $1.52
                                      ---------        ----------

     As of December 31, 1999, 166,717 were exercisable at a price of $1.52. The weighted average remaining remaining contractual life of options outstanding as of December 31, 1999 was 8.7 years, respectively.

     The Company has computed for pro forma disclosure purposes the value of all TCS Plan options granted during 1998 and 1999 using the Black-Scholes option Pricing model as prescribed by SFAS No. 123. The following weighted-average Assumptions were used for grants in 1998 and 1999:

                                              1999                1998
                                            ----------        ----------

          Risk-free  interest  rate            5%               5%
          Expected  dividend  yield            0                0
          Expected  lives                    3  years          3 years
          Expected  volatility                80%              80%

     The total value of TCS Plan options granted during 1998 and 1999 were Completed as approximately $627,469 and $127,254, respectively, which would be Amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for the TCS Plan in accordance with SFAS No. 123, the Company's net loss for the years ended December 31, 1998 and 1999 would have increased by $209,000 and $230,000, respectively.

2000  STOCK  OPTION  PLAN

     Subsequent to year-end, TeleCommute Solutions adopted the 2000 stock option plan pursuant to which TeleCommute Solutions reserved 1,625,000 common shares for issuance. TeleCommute Solutions has granted 945,800 options at $1.52 per share pursuant to the 2000 stock option plan. Options granted pursuant to the 2000 stock option plan generally vest over 4 years from the date of grant and
are   exercisable  for  10  years  from  the  date  of  the  grant.

9.     NONRECURRING  CHARGE

     In March 1996, the Company purchased PDS , which engaged in the business of providing computer network integration. During 1997, in an effort to narrow the scope of the Company's product offering and to focus resources on its core competencies, the Company decided to exit the computer network integration business. As a result, the assets related to PDS, including approximately $1,889,000 of goodwill and other intangibles and $250,000 of hardware and software inventory, were written off and approximately $80,000 in severance and other related costs were accrued. The associated charges to operations are included in the nonrecurring charge to operations.

     Also during 1997, the Company was party to arbitration proceedings related to an employee terminated subject to an employment contract. The arbitrator ruled in favor of the employee and awarded approximately $300,000 plus 80,000 options to purchase the Company's stock at a price of $6.00 per share. The associated charge, including related legal fees, is included in the nonrecurring charge to operations in 1997.

10.  INCOME  TAXES

     The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate:


                                                 YEARS ENDED
                                                 DECEMBER 31,
                                          1997      1998      1999
Statutory federal tax benefit             (34)%     (34)%     (34)%
Increase (decrease) in tax benefit
 resulting from:
   State taxes, net of Federal benefit     (3)       (3)       (3)
   Nonrecurring charge                      6         0         0
   Goodwill amortization                    5         7         2
   Other                                    1         1         2
   Valuation allowance                     25        29        33
                                          ---       ---       ---
Actual income tax benefit                  0%        0%        0%
                                          ---       ---       ---
                                          ---       ---       ---

     The sources of differences between the financial accounting and tax bases of assets and liabilities which gave rise to the net deferred tax assets are as follows:


                                                December  31,    December  31,
                                                    1998              1999
                                             ---------------------------------
  Deferred  tax  assets:
         Net  operating  loss  carryforwards      $8,166,000      $17,861,000
         Unearned  revenue                           964,000          572,000
         Accrued  expenses                           385,000          200,000
         Accounts  receivable                        333,000          599,000
         Other                                        97,000           76,000
                                                ------------      ------------
                                                   9,945,000       19,308,000
                                                ------------      ------------
  Deferred  tax  liabilities:
        Depreciation                                (405,000)      (1,172,000)
                                                ------------      ------------

  Net  deferred  tax  assets  before  valuation
    allowance                                      9,540,000       18,136,000
  Valuation  allowance                            (9,540,000)     (18,136,000)
                                                ------------      ------------
  Net  deferred  tax  assets                             $0                $0
                                                ============      ============

     The Tax Reform Act of 1986 provided for certain limitations on the utilization of net operating loss carryforwards ("NOLs") if certain events occur, such as a 50% change in ownership. The Company has had changes in ownership, and accordingly, the Company's ability to utilize the carryforwards is limited. Also, the NOLs used to affect any taxes calculated as alternative minimum tax could be significantly less than the regular tax NOLs. The NOLs will be utilized to offset taxable income generated in future years, subject to the applicable limitations and their expiration between 2006 and 2019. Since it currently cannot be determined that it is not more likely than not that the net deferred tax assets resulting from the NOLs and other temporary items will be realized, a valuation allowance for the full amount of the net deferred tax assets has been provided in the accompanying consolidated financial statements.

11.  SEGMENT  INFORMATION

     Effective  January  1998,  the  Company  adopted SFAS No. 131, "Disclosures
About Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. During 1998, the Company's management did not utilize segment data for making decisions and assessing performance because it provided various services over a single interconnected network. During 1999, management identified segments, changed its focus, and began using segment data in its decision-making process and for assessing performance.

     While management of the Company monitors the revenue and costs of services generated from each of the various services, operations are managed and financial performance is evaluated based on the delivery of multiple services being provided over a single network. As a result of multiple services being provided over a single network, there are many shared administrative expenses and shared assets related to the provision of various services to customers. Management believes that any allocation of the shared expenses or assets to the segments would be arbitrary and impractical. The operating segments were aggregated into reportable segments based upon such characteristics as products and services, operating methods, customers, and distribution methods. The segments include Retail Services, Wholesale/International Services, Prepaid Card Services, and Corporate and Network overhead. Retail services include local, long distance, and Internet access services provided primarily to Hispanic residential and commercial customers. Wholesale/International Services include carrier terminating services and international private line provided between the U.S. and various South and Central American countries as well as voice and data services provided within the various Latin American countries listed above. Prepaid Card services include the sale of both "on-net" (calls carried on the Company's network) and "off-net" (calls carried on other Companies networks) prepaid calling cards. Corporate and Network includes corporate and network overhead including finance and accounting, human resources, legal, information technology, LAN administration, and engineering overhead. Intersegment sales and transfers occur as segments utilize carrier capacity of other segments. Intersegment transactions are accounted for on the same basis as transactions with third parties.

     Revenues and cost of services by service and product offering for the year ended December 31, 1999 are as follows:

                  PREPAID CARD     RETAIL      WHOLESALE/                 CORPORATE &
                    SERVICES      SERVICES    INTERNATIONAL     OTHER       NETWORK       TOTAL
                                                SERVICES
--------------------------------------------------------------------------------------------------
Revenues            $40,880,125  $4,463,032      $4,894,286   $1,687,477            0  $51,924,920
Cost of revenues     38,251,567   3,896,820       6,588,630    1,392,603            0   50,129,620
--------------------------------------------------------------------------------------------------
  Gross Margin        2,628,558     566,212      (1,694,344)     294,874            0    1,795,300
SG&A                  3,917,923   2,875,029       4,080,209    3,239,587    5,162,051   19,274,799

12.  COMMITMENTS  AND  CONTINGENCIES

     LEASES

     During 1998 and 1999, the Company entered into approximately $6.2 and $6.0 million in capital and financing leases related to the acquisition of machinery and equipment (see Note 4 for a discussion of the transactions as well as a table of future minimum lease payments related to the leases). As of December 31, 1999, the Company is also in receipt of approximately $8 million of additional equipment which has not been recorded as assets or liabilities in the accompanying balance sheet. Although management has disputed the receipt of the equipment, no assurnace can be given that management will be able to return the equipment. Operating lease expenses primarily relate to the lease of office space and equipment and include leases with affiliates. Rents charged to expense were approximately $680,000, $832,000 and $1,461,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     At December 31, 1999, future minimum lease payments under noncancelable operating leases with initial remaining terms of more than one year are as follows for the years ended December 31:

2000        $1,267,842
2001           871,929
2002           566,637
2003           407,107
2004           358,717
Thereafter     680,501
              --------

Total       $4,152,733
            ==========

     In August 1999, Pointe entered into an employment agreement with the president of U.S. CLEC operations and a key employee for a period of three years. Under the agreements, they will receive annual salaries of $140,000 and $125,000, respectively, and are eligible for bonuses of up to 50% of annual salary based upon performance. In addition, they were granted options under the Executive Market Value Appreciation Plan to purchase up to 350,000 and 250,000 shares of common stock, respectively, at $1.75 per share. Additionally, they were each granted options to purchase 550,000 shares of common stock under the Pay For Performance Plan. The options become vested according to a schedule which includes 50,000 to 100,000 shares for opening each of eight CLEC markets over three years. An open market is defined as one which generates a minimum of $25,000 gross monthly income.

     During the quarter ended December 31, 1999, the Company entered into a Global Purchase Agreement with an equipment vendor to purchase an aggregate of $30.0 million of telecommunications equipment over a 36 month period. The equipment pricing is based upon the Company fulfilling its $30.0 million commitment. If the Company does not meet its purchase commitment over 36 months, the vendor may invoice the Company for the price differential between the original price (i.e., based upon fulfilling the entire commitment) and the applicable pricing tier. There are three pricing tiers with descending prices based upon the actual aggregate purchases as follows: Tier 1 - $0 to $10.0 million; Tier 2- $10.0 million to $20.0 million; and Tier 3 - $20.0 to $30.0 million. The Company has purchased approximately $4.6 million from the vendor.

     LITIGATION

     The Company is subject to litigation related to matters arising in the normal course of business. Management is not aware of any asserted or pending litigation or claims against the Company that would have a material adverse effect on the results of operations or liquidity.

13.     TRANSACTIONS  WITH  AFFILIATES

     During 1998, the Company entered into various equity and debt private placements with officers and directors. During the first quarter, the chairman of the board of directors and another director purchased 3,400,000 and 600,000 shares of stock for $1,700,000 and $300,000, respectively. During the second quarter, the Company issued a promissory note to a director for $750,000, which is noninterest bearing and matures on June 1, 1999. In conjunction with the promissory note, the Company issued 545,455 warrants to purchase common stock at $1.375 exercisable for a period of one year from issuance. The note and the warrants were extended in May 1999 and now are due and expire, respectively, on June 1, 2001.

     During the third quarter of 1998, the Company issued a promissory note to Peachtree Capital Corporation, a company affiliated with the chairman, and a director, for $150,000 payable on demand. The note was repaid on March 15, 1999. Also during the third quarter of 1998, an executive officer purchased 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $3.00 per share for gross proceeds of $100,000. During the fourth quarter of 1998, the Company issued a $1 million promissory note to Cordova Capital Partners LP - Enhanced Appreciation, which is an entity affiliated with a director. In conjunction with the notes, the Company issued 380,000 warrants to purchase common stock at $1.00 per share. Also, during the fourth quarter of 1998, the Company acquired Rent-A-Line, a portion of which was owned by an executive officer at the time of acquisition. The executive officer received the right to convert a $38,150 promissory note, owed by Rent-A-Line, into 77,243 shares of Pointe common stock as consideration for his ownership of Rent-A-Line. Further during the fourth quarter of 1998, the Chairman of the Company's Board of Directors and an executive officer pledged shares of their Company common stock as collateral for the $2.0 million bridge loans entered into during the same quarter.

     During the first quarter of 1999, the Company issued a $2 million promissory note to First Southeastern Corp., which is an entity affiliated with the chairman. In conjunction with the notes, the Company issued 380,000 warrants to purchase common stock at $1.00 per share. Also during the first quarter of 1999, the Company entered into a consulting contract with Multielectronica CYRF C.A., a Venezuelan company whose affiliates include two executive officers of the Company. Under the agreement, the Company is obligated to pay $37,000 per month plus related expenses for the services of the two executive officers and two engineers. The term of the contact is one year commencing March 15, 1999. The agreement automatically renews unless written notice of termination is given by either party 30 days prior to the end of the initial term.

     During 1997, the Company entered into a five year operating lease of earth station equipment located in Panama, Costa Rica and Nicaragua. There are two lessors, one of which is a company whose principal shareholder is the Chairman of the Company's board of directors, and the other is a director. The lease obligations total approximately $70,000 per annum. In conjunction with the lease, the Company issued 195,000 warrants, which grant the holders the right to purchase shares of the Company's common stock at a price of $3.00 per share.

     During 1998 and 1999, a company affiliated with an executive officer of the Company conducted business with the Company as a distributor of prepaid calling cards. The affiliated company distributed a total of $523,026 and $602,382 of prepaid cards during 1998 and 1999, respectively. Also during 1998 and 1999, the Company provided loans to certain of its officers and key employees in the amount of $254,770.

14.     QUARTERLY  FINANCIAL  INFORMATION  (UNAUDITED)

     The following table summarizes the Company's quarterly results of operations for 1997, 1998 and 1999:

1997  Quarters              FIRST       SECOND       THIRD       FOURTH
---------------------------------------------------------------------------
Revenues                $2,749,355   $3,321,055   $3,197,172   $3,683,840
Operating  Loss         (2,156,847)  (1,778,036)  (1,516,171)  (5,802,095)
Net  Loss               (2,540,621)  (1,857,555)  (1,405,009)  (6,172,673)
Net  Loss  Per  Share       ($0.09)      ($0.06)      ($0.04)      ($0.18)


1998  Quarters              FIRST      SECOND         THIRD       FOURTH
---------------------------------------------------------------------------
Revenues                $4,098,866   $5,275,304   $ 9,008,987   $9,237,045
Operating  Loss         (2,061,633)  (1,360,892)   (1,521,831)  (4,067,121)
Net  Loss               (2,322,700)       7,975    (1,835,418)  (4,997,339)
Net  Loss  Per  Share       ($0.06)       $0.00        ($0.04)      ($0.11)

1999  Quarters              FIRST        SECOND         THIRD            FOURTH
-------------------------------------------------------------------------------------
Revenues               $11,553,526   $13,154,066     $12,965,451      $14,251,878
Operating  Loss         (2,572,601)   (3,919,793)     (5,518,186)      (9,946,210)
Net  Loss               (3,659,039)   (5,457,412)     (6,536,122)(1)  (22,638,282)
Net  Loss  Per  Share       ($0.08)       ($0.65)(1)      ($0.16)(1)       ($0.44)

(1) Amounts as restated for the quarters ended June 30, 1999 and September 30, 1999. The Company recorded certain adjustments to more accurately state the fiscal 1999 interim financial statements. These adjustments related to the recording of beneficial conversion charges related to the issuance of the Class A Preferred Stock and Class B Notes.

15.     SUBSEQUENT  EVENTS

     Subsequent to year-end the Company agreed to merge with Telscape in an all-stock transaction in which each share of Pointe will be exchanged for
0.224215 shares of Telscape common stock. The surviving company will trade under the ticker symbol "TSCP" on the NASDAQ National Market System. The board of directors of both companies have agreed to the merger; however, the closing is subject to shareholder approval and certain other conditions precedent, such as Securities Exchange Commission and regulatory approval. Telscape is an integrated communications provider, which operates in the U.S., Mexico and other Latin American countries. During 1998, Telscape's subsidiary, Telereunion S.A. de C.V. received a 30 year facilities-based carrier license from the Mexican government to construct and operate a network to carry long distance voice and data traffic.

     In  conjunction  with the merger  agreement,  the Company  executed a $10.0 million  convertible  promissory  note  with  Telscape  to  evidence  Telscape's obligation to repay the Company by June 30, 2000. This note replaces the promissory note entered into with Telscape during the fourth quarter of 1999, under which the Company advanced Telscape $1.5 million. The excess of $8.5 million over the $1.5 million previously advanced was placed in escrow for Telscape. As of March 30, 2000, $2.8 million remained in escrow. If Telscape fails to make principle or interest payments when due, fails to comply with the note, becomes insolvent or is in bankruptcy, or the merger agreement with Pointe is terminated, Telscape will be in default and the Company may demand full payment. Additionally, the note is convertible at the Company's option into 100,000 shares of Class C preferred stock and warrants to purchase 500,000 shares of Telscape common stock at $7.00 per share. Each share of Class C preferred stock is convertible into 12.195 shares of Telscape common stock.

     Also subsequent to year end, the Company's subsidiary, Telecommute Solutions, Inc. completed a private placement of $19.0 million of voting Series B convertible preferred stock and the holders of Series A Convertible Preferred Stock in Telecommute converted their preferred stock into common stock of Telecommute. As a result, the Company's voting interest in Telecommute was reduced from 100% to approximately 23%. Beginning with the first quarter of 2000, the Company will account for its investment in Telecommute using the equity method of accounting.

     REPORT  OF  INDEPENDENT  PUBLIC  ACCOUNTANTS  AS  TO  SCHEDULE

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of POINTE COMMUNICATIONS CORPORATION AND ITS SUBSIDIARIES as of and for the year ended December 31, 1999 included in this Form 10-K and have issued our report thereon dated April 14, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management, and is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                 ARTHUR  ANDERSEN  LLP
                                 Atlanta,  Georgia
                                 April 14, 2000

                  POINTE  COMMUNICATIONS  CORPORATION  AND  SUBSIDIARIES
                  SCHEDULE  II  --  VALUATION  AND  QUALIFYING  ACCOUNTS

UPDATE

            Column A                   Column B   Column C     Column D     Column E
------------------------------------  ----------  ---------  ------------  ----------
                                      Balance at             Write-offs,   Balance at
                                      Beginning                 Net of       End of
         Classification               of Period   Additions   Recoveries     Period
------------------------------------  ----------  ---------  ------------  ----------
For the Year Ended December 31, 1997
Allowance for Doubtful Accounts          435,000    715,737     (507,737)     650,000
Allowance for Obsolete Inventory          70,000    250,000            0      320,000
                                      ----------  ---------  ------------  ----------

                                         505,000    965,737     (507,737)     970,000
                                      ----------  ---------  ------------  ----------

For the Year Ended December 31, 1998
Allowance for Doubtful Accounts          650,000    883,462     (633,462)     900,000
Allowance for Notes Receivable                 0    322,166            0      322,166
Allowance for Obsolete Inventory         320,000          0      (13,000)     307,000
                                      ----------  ---------  ------------  ----------
                                                  1,205,628     (646,462)   1,525,166
                                      ----------  ---------  ------------  ----------

For the Year Ended December 31, 1999
Allowance for Doubtful Accounts          900,000    891,892     (283,434)   1,508,458
Allowance for Notes Receivable           322,166    694,599            0    1,016,765
Allowance for Obsolete Inventory         307,000          0     (307,000)           0
                                      ----------  ---------  ------------  ----------
                                       1,529,166  1,586,491     (590,434)   2,525,223
                                      ----------  ---------  ------------  ----------