Form 10KSB/A
period 1998-12-31
POINTE COMMUNICATIONS CORP
filed 2000-05-15
CIK 842305

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

                         Commission file number 0-20843

                        POINTE COMMUNICATIONS CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                 NEVADA                                84-1097751
     (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)               Identification No.)

         1325 Northmeadow Parkway, Suite 110
                 Roswell, Georgia                         30076
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

     The number of shares of the issuer's common stock outstanding on April 31, 1999 was 45,339,839.

     This Form 10-KSB/A amends the Form 10-KSB filed with the Commission on April 15, 1999, and the Form 10-KSB/A filed with the Commission on April 30, 1999, pursuant to the filing requirements under Rule 12b-15 promulgated under the Securities Exchange Act, as amended, for the purpose of amending Items disclosed in this filing.

                                  PART II

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

     Consolidated revenues for the combined lines of business for the years ended December 31, 1998 and 1997 were $27,620,000 and $12,951,000, respectively. The most significant increase in revenue came from communications services which increased from $9,379,000 in 1997 to $24,392,000 in 1998. The increase in communications services revenue was principally the result of increased prepaid calling card sales, primarily driven by competitive rates to Latin America, increased quality that resulted from a new calling card platform purchased during the year, and acquisitions during 1998. Other increases in communications services came from International Private Line, mainly to Costa Rica, and the start up of the Telecommuting Services business. Revenues from hardware and software sales remained relatively flat. Internet connection services revenues increased from $2,748,000 in 1997 to $2,835,000 in 1998. The Internet revenues increased primarily in Venezuela offset by a decline in Panama and in the U.S. Cost of services and hardware and software costs for the year ended December 31, 1998 were $23,246,000 and $9,766,000 for the comparable period in 1997, yielding gross profit margins of 15.9% for 1998 and 24.6% for the same period in 1997. The gross profit margin on communication and Internet connection services was adversely affected by the fact that prepaid calling card revenues, which generally carry a lower margin than the Company's other products, represented a higher proportion of total revenues in 1998 than in 1997. Also contributing to the lower margin was sales of "off-net" prepaid calling cards i.e., other carriers cards, by a distributor acquired during 1998, which carry a lower margin than revenues earned on Company provided cards. Management expects the margin on communications and Internet connection services to increase as higher margin businesses increase in proportion to prepaid calling cards and as the Company expands its network thereby lowering the marginal cost of terminating voice and data traffic. Margins on hardware and software sales increased from 23.0% in 1997 to 30.3% in 1998.


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

     The Company's International operations, conducted mainly in Panama, Venezuela, Costa Rica and Mexico accounted for approximately 17.9% of the Company's overall revenues and 3.2% of the Company's net loss in 1997 and approximately 16.7% of the Company's revenues and 16.8% of the Company's net loss in 1998. The increase in the International operations proportionate net loss from 3.2% in 1997 to 16.7% in 1998 was driven mainly by the negative operating results incurred in Panama during 1998. Panama conducts international private line (IPL), internet connection and call center services on US Military bases. During the year ended 1998, Panama operations were adversely affected by a decrease in revenues in each of its businesses. IPL revenues decreased as a result of both a price decline in switched services making IPL less cost effective and increased competition from Cable & Wireless, the local PTT. The decrease in both internet connection services revenues and call center services revenues resulted from a reduction of the US Armed Forces presence in Panama. Fixed cost of services and selling, general and administrative costs continued to be incurred despite the decrease in revenues.

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

     The Company has operations in Central and South America, mainly Panama, Venezuela, Costa Rica and Mexico, which expose it to currency exchange rate risks (except Panama, whose currency is equal to the US dollar. To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term principally as the significant majority of the Company's activities are settled in the US Dollar. If, however, there was a 10 percent sustained decline in these currencies versus the U.S. dollar, then the consolidated financial statements could be effected as international operations represented approximately 4.6% of total assets as of December 31, 1998 and 16.8% and 16.7% of total revenues and net loss for the year ended December 31, 1998, respectively (see Results of Operations for a discussion of the significant International net loss).

     This report on Form 10-KSB/A contains forward looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward looking statements for the reasons set forth herein and as set forth in the "Risk Factors" as well as in other sections of the Company's report filed on Form 10-KSB for the year ended December 31, 1998, or for unforseen reasons. The forward looking statements contained herein are made as of the date of the original report, which is amended hereby, and the Company assumes no obligation to update forward looking statements or update the reasons why actual results could differ from those projected in such forward looking statements.

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


                                    PART  III

ITEM  13.  EXHIBITS  LIST  AND  REPORTS  ON  FORM  8-K

Exhibit No.  Description                                        Location
-----------  ---------------------------------------  -----------------------------

       3.01  Articles of Incorporation                Form 10-QSB for the quarter
                                                      ended March 31, 1996
    3.01.01  Certificate of Amendment to              Form 10-KSB for the year
               Articles of Incorporation              ended December 31, 1998
       3.03  Bylaws                                   Form 10-QSB for the quarter
                                                      ended June 30, 1996
        4.2  Form of 18% Convertible,                 Form 10-KSB for year ended
               Subordinated Debenture                 12/31/97
       10.1  Contract with INTEL                      Form 10-KSB for the year
                                                      ended 12/31/95
       10.2  Employee Incentive Stock Option Plan     Form S-8 filed August 7, 1998
       10.3  Executive Long Term Stock Option Plan    Form S-8 filed August 7, 1998
       10.4  Non-employee Director Stock              Form S-8 filed August 7, 1998
               Option Plan
       10.5  Agreement with Hondutel                  Form 10-QSB for the quarter
                                                      ended June 30, 1996
       10.6  Agreement with Telecommunicaciones       Form 10-QSB for the quarter
               de Mexico                              ended June 30, 1996
       10.7  Agreement with Comison Nacional de       Form 10-QSB for the quarter
               Telecommunications (Conatel)           ended June 30, 1996
       10.8  Form of Purchase and Sale Agreement      Form 10-KSB for the year end
                                                      December 31, 1997
       10.9  Form of Equipment Lease Agreement        Form 10-KSB for the year end
                                                      December 31, 1997
      10.10  Form of Security Agreement               Form 10-KSB for the year end
                                                      December 31, 1997
      10.11  Receivable Purchase Facility Agreement   Form 10-KSB for the year end
                                                      December 31, 1997
      10.12  Registration Rights and Minimum Value    Form 10-KSB for the year end
             Guarantee Agreement                      December 31, 1997
      10.13  Master Lease Agreement and Warrant       Form 10-KSB for the year end
                                                      December 31, 1997
      10.14  Promissory Note, Security Agreement      Form 10-KSB for the year
               and Warrant Agreement - Cordova        ended December 31, 1998
      10.15  Promissory Note, Security Agreement      Form 10-KSB for the year
               and Warrant Agreement - FSE            ended December 31, 1998
      10.16  Promissory Note, Security Agreement      Form 10-KSB for the year
               and Warrant Agreement - Gibralt        ended December 31, 1998
      10.17  Promissory Note, Security Agreement      Form 10-KSB for the year
               and Warrant Agreement - EGL            ended December 31, 1998
      10.18  Telecommute Solutions Stock Option       Form 10-KSB for the year
               Option Plan                            ended December 31, 1998
      10.19  Purchase of Preferred Stock in           Form 10-KSB for the year
               Telecommute Solutions Inc.             ended December 31, 1998
       11.1  Net Loss Per Share Calculation           Form 10-KSB for the year
                                                      ended December 31, 1998
       21.1  List of subsidiaries                     Form 10-KSB for the year
                                                      ended December 31, 1998
       23.1  Consent of Arthur Andersen LLP           Form 10-KSB for the year
                                                      ended December 31, 1998
       23.2  Consent of Arthur Andersen LLP           Filed herewith
         27  Financial Data Schedule                  Form 10-KSB for the year
                                                      ended December 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINTE  COMMUNICATIONS  CORPORATION

By: /s/ STEPHEN  E.  RAVILLE                               Date: May 15, 2000
   -------------------------
        STEPHEN E. RAVILLE, CHIEF EXECUTIVE OFFICER

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

     PROPERTY  AND  DEPRECIATION

     Property and equipment are recorded at cost, including certain engineering and internal software development costs. Engineering costs totaled $877,469 with $665,909 allocated to Machinery and Equipment and $211,560 allocated to Other Property and Equipment. The engineering costs incurred represent salaries and related taxes and benefits paid to engineers to design and install the Company's network infrastructure, as well as building improvements necessary to allow for equipment installations. Internal software development costs incurred totaled $334,243. Software costs represent salaries and related taxes and benefits paid to employees during the application development stage for software used internally. The property and equipment acquired in conjunction with the acquisitions was recorded on the Company's books at net book value, which approximated fair market value at the dates of acquisition. The Company records depreciation using the straight-line method over the estimated useful lives of the assets, which are:

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


            Category                     Amortization Period
     Acquired Customer Base                   3-10 years
        Other Intangibles                     3-10 years
            Goodwill                          3-30 years

     IMPAIRMENT  OF  LONG-LIVED  ASSETS

     The Company periodically reviews the values assigned to long-lived assets, including property and equipment and intangibles, to determine if any impairments have occurred in accordance with SFAS 121. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the future cash flows expected to result from the use of the asset and its eventual disposition are estimated. Future cash flows are the future cash inflows expected to be generated by an asset less the future cash outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized in accordance with this Statement of Financial Accounting Standards No. 121.

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