Form 10QSB/A
period 1999-06-30
POINTE COMMUNICATIONS CORP
filed 2000-05-15
CIK 842305

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB/A

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

Yes   X       No
     ---          ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 2000: 51,694,189.



Transitional  Small  Business  Disclosure  Format:

Yes           No   X
     ---          ---

     This Form 10-QSB/A amends the Form 10-QSB filed with the Commission on August 23, 1999, pursuant to the filing requirements under Rule 12b-15 promulgated under the Securities Exchange Act, as amended, for the purpose of amending the Items disclosed in this filing.

     Point Communications Corporation (the "Company") has recorded an adjustment to its previously reported interim results. The adjustment affecting the quarterly Period ended June 30, 1999 relates to an implied beneficial conversion feature in the Class A Preferred Stock. It was determined that the beneficial conversion feature was incorrectly calculated. As a result of the adjustment recorded by the Company, the Company has revised its reported results of operations for the three and six month periods ended June 30, 1999. This Form 10-QSB/A reflects the effects of this adjustment.

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

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998


                                                              June 30,      December 31,
                                                                1999           1998
                                                            -------------  --------------
                                                             (Unaudited)
CURRENT LIABILITIES:
Current portion of notes payable . . . . . . . . . . . . .  $  6,397,337   $  3,728,062
Current portion of lease obligations . . . . . . . . . . .     2,044,892      1,273,298
Lines of credit. . . . . . . . . . . . . . . . . . . . . .       750,000      1,000,000
Loans from stockholders. . . . . . . . . . . . . . . . . .       200,000        670,000
Accounts payable . . . . . . . . . . . . . . . . . . . . .     5,645,224      6,214,952
Accounts payable-- affiliate . . . . . . . . . . . . . . .             -         68,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . .     3,046,790      2,346,622
Unearned revenue . . . . . . . . . . . . . . . . . . . . .     2,173,039      2,928,990
                                                            -------------  -------------
  Total current liabilities. . . . . . . . . . . . . . . .    20,257,282     18,229,924
                                                            -------------  -------------

LONG TERM LIABILITIES:
Capital and financing lease obligations. . . . . . . . . .     7,456,381      7,128,451
Convertible debentures . . . . . . . . . . . . . . . . . .     1,180,000      1,180,000
Senior subordinated notes. . . . . . . . . . . . . . . . .       705,278        690,278
Notes payable and other long term obligations. . . . . . .     1,035,959        626,022
                                                            -------------  -------------
  Total long term liabilities. . . . . . . . . . . . . . .    10,377,618      9,624,751
                                                            -------------  -------------

MINORITY INTEREST. . . . . . . . . . . . . . . . . . . . .     1,981,959      1,981,959
                                                            -------------  -------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
  authorized, 10,229 and -
  shares outstanding at June 30 1999 and
  December 31, 1998, respectively. . . . . . . . . . . . .           101              -
Common stock, $0.00001 par value; 100,000,000 shares
  authorized; 45,465,792 and 45,339,839 shares outstanding
  at June 30, 1999 and December 31, 1998, respectively . .           455            454
Additional paid-in-capital . . . . . . . . . . . . . . . .    94,997,133     43,137,654
Accumulated deficit. . . . . . . . . . . . . . . . . . . .   (62,490,690)   (30,752,863)
                                                            -------------  -------------
  Total stockholders' equity . . . . . . . . . . . . . . .    32,506,998     12,385,245
                                                            -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  $ 65,123,857   $ 42,221,879
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

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE THREE AND SIX
                       MONTHS ENDED JUNE 30, 1999 AND 1998


                                          Three Months      Six Months      Three Months      Six Months
                                              Ended            Ended            Ended            Ended
                                          June 30, 1999    June 30, 1999    June 30, 1998    June 30, 1998
                                         ---------------  ---------------  ---------------  ---------------
                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
 REVENUES:
   Communications services and products  $   12,579,256   $   23,513,143   $    4,553,627   $    7,898,332
   Internet connection services . . . .         574,810        1,194,449          721,677        1,475,838
                                         ---------------  ---------------  ---------------  ---------------
   Total revenues . . . . . . . . . . .      13,154,066       24,707,592        5,275,304        9,374,170
                                         ---------------  ---------------  ---------------  ---------------

 COSTS AND EXPENSES:
   Cost of services and products. . . .      12,134,132       22,381,160        3,739,838        7,150,230
   Selling, general, and administrative       3,874,280        6,707,432        2,141,776        4,139,899
   Depreciation and amortization. . . .       1,065,447        2,111,394          754,582        1,506,566
                                         ---------------  ---------------  ---------------  ---------------
   Total costs and expenses . . . . . .      17,073,859       31,199,986        6,636,196       12,796,695
                                         ---------------  ---------------  ---------------  ---------------

 OPERATING LOSS . . . . . . . . . . . .      (3,919,793)      (6,492,394)      (1,360,892)      (3,422,525)
                                         ---------------  ---------------  ---------------  ---------------


 INTEREST EXPENSE, NET. . . . . . . . .      (1,537,618)      (2,624,056)        (276,902)        (537,969)
 OTHER INCOME . . . . . . . . . . . . .               -                -        1,645,769        1,645,769
                                         ---------------  ---------------  ---------------  ---------------

 NET LOSS BEFORE INCOME TAXES . . . . .      (5,457,412)      (9,116,451)           7,975       (2,314,725)
 INCOME TAX BENEFIT . . . . . . . . . .               -                -                -                -
                                         ---------------  ---------------  ---------------  ---------------

 NET LOSS . . . . . . . . . . . . . . .  $   (5,457,412)  $   (9,116,451)  $        7,975   $   (2,314,725)
                                         ===============  ===============  ===============  ===============

 NET LOSS PER SHARE -
    BASIC AND DILUTED . . . . . . . . .  $        (0.62)  $        (0.70)  $         0.00   $        (0.06)
                                         ===============  ===============  ===============  ===============

 SHARES USED IN COMPUTING
 NET LOSS PER SHARE . . . . . . . . . .      45,403,606       45,373,624       43,468,109       39,698,107
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

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                            Six Months       Six Months
                                                               Ended            Ended
                                                           June 30, 1999    June 30, 1998
                                                          ---------------  ---------------
                                                            (Unaudited)      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss. . . . . . . . . . . . . . . . . . . . . . .  $   (9,116,451)  $   (2,314,725)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization. . . . . . . . . . .       2,111,394        1,506,566
      Bad debt expense . . . . . . . . . . . . . . . . .         116,826          148,478
      Amortization of discounts on debt and lease
        obligations. . . . . . . . . . . . . . . . . . .       1,444,708           95,467
      Deferred settlement gain . . . . . . . . . . . . .               -       (2,757,132)
      Changes in operating assets and liabilities:
         Accounts receivable, net. . . . . . . . . . . .        (618,153)        (627,066)
         Accounts receivable-- affiliate, net. . . . . .        (129,382)         (82,408)
         Notes receivable                                       (574,050)               -
         Inventory . . . . . . . . . . . . . . . . . . .        (754,620)        (150,774)
         Prepaid expenses. . . . . . . . . . . . . . . .        (227,422)         (93,995)
         Other assets. . . . . . . . . . . . . . . . . .        (942,350)        (230,781)
         Accounts payable, accrued and other liabilities         130,355         (275,106)
         Accounts payable-- affiliate. . . . . . . . . .         (68,000)        (249,655)
         Unearned revenue. . . . . . . . . . . . . . . .        (755,951)         (92,971)
                                                          ---------------  ---------------
              Total Adjustments. . . . . . . . . . . . .        (266,645)      (2,809,377)
                                                          ---------------  ---------------
              Net cash used in operating activities. . .      (9,383,095)      (5,124,102)
                                                          ---------------  ---------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment. . . . . . . . . .      (2,179,792)      (1,276,579)
   Restricted cash . . . . . . . . . . . . . . . . . . .        (163,900)               -
   Acquisition of businesses . . . . . . . . . . . . . .               -         (112,500)
                                                          ---------------  ---------------
              Net cash used in investing activities. . .      (2,343,692)      (1,389,079)
                                                          ---------------  ---------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock . . . . . . .               -        5,250,000
    Proceeds from issuance of preferred stock, net . . .      28,081,903
    (Repayment of)/Proceeds from lease obligations, net.        (305,105)         187,938
    Proceeds from receivable facility, net . . . . . . .               -          574,500
    Repayment of lines of credit, net. . . . . . . . . .        (250,000)         (30,000)
    (Repayment of)/Proceeds from loans from shareholders        (470,000)         150,000
    Proceeds from notes payable, net. . . . . . . . . . .      3,121,486          682,184
                                                          ---------------  ---------------
              Net cash provided by financing activities.      30,178,284        6,814,622
                                                          ---------------  ---------------

 INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS. . . .      18,451,497          301,441
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . .       1,255,199          155,503
                                                          ---------------  ---------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . .  $   19,706,696   $      456,944
                                                          ===============  ===============


Supplemental Disclosures:
--------------------------------------------------------
Cash paid for interest . . . . . . . . . . . . . . . . .         493,674   $      542,715
Cash paid for income taxes . . . . . . . . . . . . . . .               -                -

Supplemental Non-Cash Disclosures:
--------------------------------------------------------
Assets acquired in excess of liabilities assumed . . . .          75,000          136,302
Value of warrants issued . . . . . . . . . . . . . . . .         314,921           68,465
Valued of stock issued for acquisition . . . . . . . . .          56,383          112,500
Assets acquired under capital leases   . . . . . . . . .       1,345,606                -
Implied beneficial conversion feature  . . . . . . . . .      22,174,075                -


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


2. The Company has recorded certain adjustments to its previously reported interim results. The adjustment affecting the quarterly period ended June 30, 1999 relates to an implied beneficial conversion feature in the Class A Preferred Stock. It was determined that the beneficial conversion feature was incorrectly calculated. As a result of the adjustment recorded by the Company, the Company has revised its reported results of operations for the three and six month periods ended June 30, 1999. This Form 10-QSB/A reflects the effects of these adjustments.

3. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

4. Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. For the periods presented, the effect of common stock equivalents was antidilutive, as a result, basic and diluted net loss per share are the same. The following table has been added to reconcile Net income/(loss) per the operating statement and net income/(loss) used in calculating Net loss per share. The difference represents payment of dividends due June 30,1999 on the Preferred Stock (see Note 5) with additional shares of Preferred Stock and the implied beneficial conversion feature in the Preferred Stock.

                                   Three Months     Three Months     Six Months       Six Months
                                       Ended           Ended            Ended            Ended
                                   June 30, 1999   June 30, 1998    June 30, 1999    June 30, 1998
                                  ---------------  --------------  ---------------  ---------------
Net income/(loss). . . . . . . .      (5,457,412)           7,975      (9,116,451)      (2,314,725)
Preferred stock dividend . . . .        (447,386)               -        (447,386)               -
                                  ---------------  --------------  ---------------  ---------------
Beneficial Conversion Feature        (22,174,075)               -      22,174,075                -
Net income/(loss) available for
  common stockholders. . . . . .     (28,078,883)           7,975     (31,737,912)      (2,314,725)
                                  ===============  ==============  ===============  ===============
Net loss per share . . . . . . .  $        (0.62)  $         0.00  $        (0.70)  $        (0.06)
                                  ===============  ==============  ===============  ===============
Shares used in computing
  net loss per share . . . . . .      45,403,606       43,468,109      45,373,624       39,698,107
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


        In conjunction with the issuance of the Preferred Stock, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in the Emerging Issues Task Force ("EITF") 98-5. The proceeds received in conjunction with the issuance were first allocated to the $11.9 million fair value of the warrants, as calculated using the Black-Scholles model. The remaining proceeds of $18.3 million were allocated to the Preferred Stock. This amount was then compared to the fair market value of the shares underlying the Preferred Stock of $40.5 million, determined by multiplying the number of shares by the market price on the date of issuance of $1.875. The difference of $22.2 million has been recognized as a beneficial conversion feature on the Preferred Stock and recorded as a non-operating non-cash charge directly to accumulated deficit and an increase in additional paid in capital.


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

Net loss per share. . . .  $  <0.62>             $  0.00

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


     There was no income tax benefit recorded in either 1999 or 1998, as management recorded a valuation reserve because of the uncertainty of the timing of future taxable income. The net loss and gain for the quarters ended June 30, 1999 and 1998, were approximately $5,457,000 or $0.62 per share and $8,000 or $0.00 per share, respectively.

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


     To date, year 2000 problems have had a minimal effect on your business. However, we may not have identified and remediated all significant year 2000 problems. Further remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business. Finally, although we have not been made a party to any litigation or arbitration proceeding to date involving our products or services related to year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability for year 2000 related damages, including consequential damages, would negatively affect our business, results of operations, financial condition and liquidity, perhaps materially.


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


                              POINTE  COMMUNICATIONS  CORPORATION



Date:  May 15,  2000             By:  /s/   Stephen  E.  Raville
                                            ----------------------------------
                                            Stephen  E.  Raville
                                            Chief  Executive  Officer



Date:  May 15,  2000             By:  /s/   Richard Halevy
                                            ----------------------------------
                                            Richard Halevy
                                            Chief  Financial  Officer