Form 10QSB/A
period 1999-09-30
POINTE COMMUNICATIONS CORP
filed 2000-05-15
CIK 842305

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of April 14, 1999: 51,694,189



Transitional  Small  Business  Disclosure  Format:

Yes           No   X
     ---          ---

     This Form 10-QSB/A amends the Form 10-QSB filed with the Commission on November 15, 1999, pursuant to the filing requirements under Rule 12b-15 promulgated under the Securities Exchange Act, as amended, for the purpose of amending the Items disclosed in this filing. Pointe Communications Corp has recorded adjustments to its previously reported interim results. The adjustments affecting the quarterly and nine month periods ended September 30, 1999 relate to implied beneficial conversion features in the Class A Preferred Stock on notes converible into Class B Preferred Stock. This Form 10-QSB/A reflects the effects of these adjustments.

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



               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1999


                                                               September 30,    December 31,
                                                                   1999             1998
                                                              ---------------  --------------
                                                                (Unaudited)
CURRENT LIABILITIES:
Current portion of notes payable                              $    5,487,130   $   3,728,062
Current portion of lease obligations                               2,319,650       1,273,298
Lines of credit                                                      750,000       1,000,000
Loans from stockholders                                              200,000         670,000
Accounts payable                                                   4,734,389       6,214,952
Accounts payable-- affiliate                                               -          68,000
Accrued liabilities                                                4,459,181       2,346,622
Unearned revenue                                                   2,209,168       2,928,990
                                                              ---------------  --------------
  Total current liabilities                                       20,159,518      18,229,924
                                                              ---------------  --------------

LONG TERM LIABILITIES:
Capital and financing lease obligations                            9,487,028       7,128,451
Convertible debentures                                             1,000,000       1,180,000
Senior subordinated notes                                            712,778         690,278
Notes payable and other long term obligations                     20,122,921         626,022
                                                              ---------------  --------------
  Total long term liabilities                                     31,322,727       9,624,751
                                                              ---------------  --------------

MINORITY INTEREST                                                  1,981,959       1,981,959
                                                              ---------------  --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
  authorized, 10,539 and - shares issued and
  outstanding at September 30, 1999 and
  December 31, 1998, respectively                                        101               -
Common stock, $0.00001 par value; 100,000,000 shares
  authorized; 46,017,963 and 45,339,839 shares outstanding
  at September 30, 1999 and December 31, 1998, respectively              460             454
Additional paid-in-capital                                        98,837,075      43,137,654
Accumulated deficit                                               70,094,995     (30,752,863)
                                                              ---------------  --------------
  Total stockholders' equity                                      28,742,641      12,385,245
                                                              ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   82,206,845   $  42,221,879
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

                                POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                              FOR THE THREE AND NINE
                                     MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                           Three Months        Nine Months       Three Months        Nine Months
                                               Ended              Ended              Ended              Ended
                                          Sept.  30, 1999    Sept.  30, 1999    Sept.  30, 1998    Sept.  30, 1998
                                         -----------------  -----------------  -----------------  -----------------
                                            (Unaudited)        (Unaudited)
 REVENUES:
   Communications services and products  $     12,429,472   $     35,942,615   $      8,274,547   $     16,092,879
   Internet connection services                   535,979          1,730,428            734,440          2,210,278
                                         -----------------  -----------------  -----------------  -----------------
   Total revenues                              12,965,451         37,673,042          9,008,987         18,303,157
                                         -----------------  -----------------  -----------------  -----------------

 COSTS AND EXPENSES:
   Cost of services and products               12,504,624         34,885,784          7,234,752         14,304,982
   Selling, general, and administrative         4,869,379         11,576,811          2,317,111          6,457,010
   Nonrecurring Charge                                  -                  -            185,812            185,812
   Depreciation and amortization                1,109,634          3,221,028            793,143          2,299,709
                                         -----------------  -----------------  -----------------  -----------------
   Total costs and expenses                    18,483,637         49,683,623         10,530,818         23,247,513
                                         -----------------  -----------------  -----------------  -----------------

 OPERATING LOSS                                (5,518,186)       (12,010,581)        (1,521,831)        (4,944,356)
                                         -----------------  -----------------  -----------------  -----------------


 INTEREST EXPENSE, NET                         (1,033,467)        (3,657,523)          (313,587)          (851,556)
 OTHER INCOME                                      15,532             15,532                  -          1,645,769
                                         -----------------  -----------------  -----------------  -----------------

 NET LOSS BEFORE INCOME TAXES                  (6,536,122)       (15,652,572)        (1,835,418)        (4,150,143)
 INCOME TAX BENEFIT                                     -                  -                  -                  -
                                         -----------------  -----------------  -----------------  -----------------

 NET LOSS                                $     (6,536,122)  $    (15,652,572)  $     (1,835,418)  $     (4,150,143)
                                         =================  =================  =================  =================

 NET LOSS PER SHARE -
    BASIC AND DILUTED                    $          (0.16)  $          (0.86)  $          (0.04)  $          (0.10)
                                         =================  =================  =================  =================

 SHARES USED IN COMPUTING
 NET LOSS PER SHARE                            45,595,251         45,465,792         44,650,816         40,800,401
                                         =================  =================  =================  =================


           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                   POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED  STATEMENT OF CASH FLOWS
                     AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                 Nine Months       Nine Months
                                                                    Ended             Ended
                                                                Sept. 30, 1999    Sept. 30, 1998
                                                               ----------------  ----------------
                                                                    (Unaudited)       (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $   (15,652,572)  $    (4,150,143)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                  3,221,028         2,299,709
      Bad debt expense                                                 203,413           189,092
      Amortization of discounts on debt and lease
        obligations                                                  2,302,531           143,027
      Other                                                            (64,550)                -
      Deferred settlement gain                                               -        (2,757,132)
      Changes in operating assets and liabilities:
         Accounts receivable, net                                   (1,196,874)       (1,068,573)
         Accounts receivable-- affiliate, net                         (155,866)         (140,863)
         Notes receivable                                             (690,030)                -
         Inventory                                                    (800,888)         (116,889)
         Prepaid expenses                                             (323,471)         (232,870)
         Other assets                                               (1,432,275)         (251,361)
         Accounts payable, accrued and other liabilities               587,265           902,175
         Accounts payable-- affiliate                                  (68,000)         (249,655)
         Unearned revenue                                             (719,822)         (642,537)
                                                               ----------------  ----------------
              Total adjustments                                        862,461        (1,925,877)
                                                               ----------------  ----------------
              Net cash used in operating activities                (14,790,112)       (6,076,020)
                                                               ----------------  ----------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                               (3,647,733)       (2,145,968)
   Restricted cash                                                    (557,028)          (50,000)
   Acquisition of businesses                                          (137,140)         (310,000)
                                                               ----------------  ----------------
              Net cash used in investing activities                 (4,341,901)       (2,505,968)
                                                               ----------------  ----------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                   -         6,000,000
    Proceeds from issuance of preferred stock in subsidiary                  -         2,000,000
    Proceeds from issuance of Class B Notes                         20,836,296                 -
    Proceeds from issuance of preferred stock, net                  28,068,784                 -
    Proceeds from exercise of warrants and options                           -            25,517
    Repayment of lease obligations, net                               (827,563)           85,523
    Repayment of lines of credit, net                                 (250,000)          524,500
    (Repayment of)/Proceeds from loans from shareholders, net         (470,000)          150,000
    Repayment of convertible debentures                                (80,000)                -
    Proceeds from notes payable, net                                 1,804,185           682,184
                                                               ----------------  ----------------
              Net cash provided by financing activities             49,081,702         9,467,724
                                                               ----------------  ----------------

 INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   29,949,689           885,736
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                 1,255,199           155,503
                                                               ----------------  ----------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    31,204,888   $     1,041,239
                                                               ================  ================
           The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                        POINTE COMMUNICATIONS CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Section 310 of Regulation S-B of the Securities and Exchange Commission ("SEC"). The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. The Company has recorded certain adjustments to its previously reported interim results. The adjustments affecting the quarterly and nine months periods ended September 30, 1999 relate to an implied beneficial conversion feature in the Class A preferred stock and the Notes convertible into Class B preferred stock. As a result of the adjustments recorded by the Company, previously reported interim results of operations for the three and nine month periods ending September 30, 1999 have been revised. This Form 10-Q-SB/A reflects the effects of these adjustments.


2. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.


3. Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. For the periods presented, the effect of common stock equivalents was antidilutive, as a result, basic and diluted net loss per share are the same. The following table has been added to reconcile Net loss per the Statement of Operations to Net loss used in calculating Net loss per share. The difference represents the beneficial conversion feature recognized upon issuance of the Class A Preferred Stock (Note 5) and payment of dividends on the Class A Preferred Stock with additional shares of Preferred Stock.

                                 Three Months      Three Months      Nine Months       Nine Months
                                    Ended             Ended             Ended             Ended
                                Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
                               ----------------  ----------------  ----------------  ----------------
Net income/(loss). . . . . .        (6,536,122)       (1,835,418)      (15,652,572)       (4,150,143)
Beneficial Conversion Feature                -                         (22,174,075)                -
Preferred stock dividend . .          (928,188)                -        (1,375,574)                -
                               ----------------  ----------------  ----------------  ----------------
Net income/(loss) available
   for common stockholders .        (7,464,310)       (1,835,418)      (39,202,221)       (4,150,143)
                               ================  ================  ================  ================
Net loss per share . . . . .   $         (0.16)  $         (0.04)  $         (0.86)  $         (0.10)
                               ================  ================  ================  ================
Shares used in computing
  net loss per share . . . .        45,595,251        44,650,816        45,449,923        40,800,401
                               ================  ================  ================  ================

4. There was no provision for or cash payment of income taxes for the three or nine months ended September 30, 1999 and 1998, respectively, as the Company had net taxable losses for 1999 and 1998, respectively, and anticipates a net taxable loss for the year ended December 31, 1999.

5. During the quarter ended June 30 1999, the Company completed a $30 million private placement offering of 10,080 shares of the Company's $0.01 par value Class A Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase 10,800,000 shares of common stock. The private placement was co-managed by investment bankers headquartered in New York and Atlanta. Net proceeds from this offering totaled $28.1 million and will be used to fund network expansion, repay indebtedness and fund operations. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. Each share of Preferred Stock is convertible at the holders option into approximately 2,143 shares of common stock (subject to adjustment for certain diluting issues) at any time while the Preferred Stock remains outstanding. The Company may require the conversion of all of the Preferred Stock as follows: (a) in conjunction with an offering of the Company's common stock in a firm commitment underwritten public offering at a purchase price in excess of $4.00 per share (subject to adjustment for certain diluting issues) yielding net proceeds of $30 million; or (b) one year after issuance if the common stock shall have been listed for trading on the New York Stock Exchange, American Stock Exchange or the Nasdaq National Market System and the common stock shall have traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for twenty consecutive trading days and the average daily value of shares traded during that twenty day period was at least $1.0 million. On the twelfth anniversary, if the Preferred Stock is still outstanding and the underlying common stock has been listed on one of the aforementioned exchanges, the Company is required to exchange the Preferred Stock for common stock at a conversion price equal to the average trading price for the twenty consecutive trading days immediately prior to the exchange date.

     The warrants give the holders the right to purchase 10,800,000 shares at a price of $1.625 per share for a period of five years after the issuance date. Approximately $11.9 million of the total proceeds were allocated to the warrants and have been included in additional paid in capital. The value of the warrents was determined using the Black Scholles Model. The Company may require exercise of the warrants if the underlying common stock has been registered with the SEC and is listed on one of the aforementioned exchanges and has traded on such exchange at a price of at least $5.00 per share (subject to adjustment for certain diluting issues) for twenty consecutive trading days. The Company is required to file a registration statement with the SEC within 120 days after closing the private offering of Preferred Stock and warrants to register the shares of common stock issued or issuable upon conversion of the Preferred Stock (including shares issued as dividends) and the exercise of the warrants. The 120 days has passed and the Company has not yet filed the registration statement. The holders of the prefered stock have each signed a waiver to extend the date by which the Company must file the required registration statement to the date that is 90 days after either the date of consumation of the merger with Telescape International Inc. (see Note 10) or the termination of the merger agreement.

     In conjunction with the issuance of the Preferred Stock, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in Emerging Issues Task Force ("EITF") 98-5. The proceeds received in conjunction with the issuance were first allocated to the $11.9 million fair value of the warrants, as calculated using the Black-scholles model. The remaining proceeds of $18.3 were allocated to the Preferred Stock. This amount was then compared to the fair market value of the shares underlying the Preferred Stock of $40.5 million, determined by multiplying the number of shares by the undiscounted market price on the date of issuance of $1.875. The difference of $22.2 million has been recognized as a beneficial conversion feature on the Preferred Stock and recorded as a non-operating non-cash charge directly to accumulated deficit and an increase in additional paid in capital.

6. During the quarter ended September 30, 1999, the Company completed a $21 million private placement offering of Convertible Promissory Notes (the "Notes"). The Notes accrue interest at 12% per annum compounded quarterly and payable in kind at maturity. The Notes are manditorily convertible upon the earlier of December 31, 1999, or the closing of the Pensat Transaction (which includes a merger with Pensat Communications International, Inc. and the issuance of Class C Convertible Senior Preferred Stock) at which time they automatically convert into 7,000 shares of the Company's $0.01 par value Class B Convertible Senior Preferred Stock (the "Preferred Stock") and warrants to purchase Common Stock. The Preferred Stock is convertible into Common Stock of the Company at a conversion price equal to the conversion price of the Class C Convertible Preferred Stock contemplated to be issued in connection with the Pensat Transaction, not to exceed $2.16 per share. If the Notes have not been converted prior to December 31, 1999, the conversion price of the Preferred Stock will be equal to $1.75. The number of warrants to be issued to the Holders of the Notes will be equal to 75% of the number of shares of Common Stock to be issued upon conversion of the Preferred Stock. The exercise price of the warrants will be 108% of the conversion price of the Preferred Stock. There was no underwriter used in the transaction. Net proceeds from this offering totaled $20.8 million and will be used to fund network expansion, repay indebtedness and fund operations. The Preferred Stock earns dividends at a rate of 12% per annum, which are cumulative and payable in either cash or shares of Preferred Stock at the Company's discretion. The dividend and liquidation rights of the Preferred Stock will be parri passu with the Class A Convertible Senior Preferred Stock. The Company will be required to file a registration statement with the SEC within 120 days after conversion of the Notes to register the shares of common stock issued or issuable upon conversion of the Preferred Stock (including shares issued as dividends) and the exercise of the warrants.

     In conjunction with the issuance of the Notes, the Company evaluated whether a beneficial conversion feature existed on the date of issuance, as defined in EITF 98-5 As explained above, the Notes were convertible into Class B Preferred Stock and warrants, with an initial conversion price and exercise price of $2.16 and $2.33, respectively. In order to calculate the beneficial conversion feature the Company compared the total proceeds received with respect to the preferred stock and warrants underlying the Notes, including the proceeds to be received upon exercise of the warrants. The aggregate proceeds were determined to be $38.0 million. This amount was then compared to the fair market value of shares underlying the preferred stock and warrants of $40.4 million, determined by multiplying the number of shares by the undiscounted market price on the date of issuance of $2.375. This resulted in a $2.4 million beneficial conversion included as a discount to the Notes, which has been amortized into interest expense over the period from issuance to maturity. The calculation was prepared using the initial terms and was re-evaluated during the quarter ended December 31, 1999, when the final terms were known.
See the Company's 10-K for the year ended December 31, 1999 for further discussion.

7. During the quarter, HTC Communications, LLC ("HTC"), a California limited liability company licensed as a Competitive Local Exchange Carrier ("CLEC") in California merged with and into the Company. As consideration for the merger the Company will issue 600,000 shares of common stock to the members of HTC subject to the satisfaction by the members of opening two competitive local exchange markets for the Company within twelve months of the closing date of the merger. At the same time, the Company entered into thirty-six month employment agreements with two of the members of HTC for the purpose of development and oversight of the Company's CLEC operations. In addition to base compensation and participation in the recently adopted Market Value Appreciation Stock Option Plan (Note 7), the agreements entitle the employees to receive options to purchase up to a total of 1.1 million shares of the Company's Common Stock at a strike price of $1.90, under the Company's Pay for Performance plan (note 7). Vesting of such options is according to a schedule, which includes a specified number of shares for opening each of eight CLEC markets for the Company over the term of the employment agreements.

8. During the quarter, the Company's Board of Directors adopted two new stock option plans and an employee stock purchase plan. The new option plans include the Executive Market Value Appreciation Plan (the "Market Value Plan") and the Pay for Performance Stock Option Plan (the "Pay for Performance Plan"; collectively the "Plans"). Options granted under the Plans are intended to qualify as Incentive Stock Options to the extent possible within the meaning of section 422 of the Code. The Market Value Plan calls for a maximum aggregate number of 5,000,000 shares of the Company's common stock to be optioned under the plan. The Term of the plan is from adoption by the Board until January 31, 2009. The term of the options shall not exceed ten years from the date of grant. Options become vested on December 31st of each year outstanding at the rate of 5% of the options granted for each $1.00 of increase in the Company's stock price, and they become contingently vested in an equal number of shares but may not exercise until fully vested. The contingently vested options become fully vested on the following December 31st assuming the stock price is at least the same as that on the previous December 31st when they became contingently vested. Any optioned shares that have not vested after the seventh full year shall vest pro rata on December 31st of years eight, nine and ten. The Pay for Performance Plan calls for a maximum aggregate number of 2,000,000 shares of the Company's common stock to be optioned under the plan. The Term of the plan is from adoption by the Board until January 31, 2009. The term of the options shall not exceed ten years from the date of grant. Options become eligible for accelerated vesting based upon achievement of Company, division and individual objectives as determined on December 31st of the year of grant. Options eligible for accelerated vesting vest ratably on three consecutive December 31st beginning in the year of grant. Optionees are eligible to vest in up to 120% of the amount granted. Any optioned shares that have not vested after the fifth year shall vest pro rata on December 31st of years six and seven. During the quarter, the Company granted options to purchase 3.6 million shares under the Market Value Plan and options to purchase approximately 600,000 shares under the Pay for Performance plan all at an exercise price of $1.75.

9. During the quarter, the Company issued 300,000 shares of Common Stock to acquire the remaining 22% minority ownership in Charter Communications de Venezuela.


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

RESULTS  OF  OPERATIONS

     The following table sets forth certain financial data for the three and nine months ended September 30, 1999 and 1998. Operating results for any period are not necessarily indicative of results for any future period. Dollar amounts (except per share data) are shown in thousands.

                                     1999 THREE MONTHS  1998 THREE MONTHS  1999 NINE MONTHS  1998 NINE MONTHS
                                      ----------------  ----------------  -----------------  ----------------
                                         $        %        $        %         $        %        $        %
                                      --------  ------  --------  ------  ---------  ------  --------  ------
REVENUES:
   COMMUNICATIONS SERVICES
        & PRODUCTS                     12,429    95.9%    8,275    91.9%    35,943    95.4%   16,093    87.9%
   INTERNET CONNECTION SERVICES           536     4.1%      734     8.1%     1,730     4.6%    2,210    12.1%
                                      --------  ------  --------  ------  ---------  ------  --------  ------
          TOTAL REVENUES               12,965   100.0%    9,009   100.0%    37,673   100.0%   18,303   100.0%

COST AND EXPENSES:
   COST OF SERVICES & PRODUCTS         12,505    96.5%    7,235    80.3%    34,886    92.6%   14,305    78.2%
   SELLING, GENERAL & ADMINISTRATIVE    4,869    37.6%    2,317    25.7%    11,576    30.7%    6,457    35.3%
   NONRECURRING CHARGE                      -     0.0%      186     2.1%         -     0.0%      186     1.0%
   DEPRECIATION & AMORTIZATION          1,109     8.6%      793     8.8%     3,221     8.5%    2,300    12.6%
                                      --------  ------  --------  ------  ---------  ------  --------  ------
          TOTAL COSTS AND EXPENSES     18,483   142.6%   10,531   116.9%    49,683   131.9%   23,248   127.0%

OPERATING LOSS                         (5,518)  -42.6%   (1,522)  -16.9%   (12,010)  -31.9%   (4,945)  -27.0%
                                      --------  ------  --------  ------  ---------  ------  --------  ------

INTEREST EXPENSE, NET                  (1,033)   -8.0%     (313)   -3.5%    (3,657)   -9.7%     (851)   -4.6%
OTHER INCOME                               15     0.1%        -     0.0%        15     0.0%    1,646     9.0%

NET LOSS                              $(6,536)  -50.4%  $(1,835)  -20.4%  $(15,652)  -41.5%  $(4,150)  -22.7%
                                      ========  ======  ========  ======  =========  ======  ========  ======

NET LOSS PER SHARE                    $ (0.16)          $ (0.04)          $  (0.86)          $ (0.10)
                                      ========          ========          =========          ========

SHARES USED IN COMPUTING
NET LOSS PER SHARE                     45,595            44,651             45,466            40,800
                                      ========          ========          =========          ========

     Consolidated revenues for the combined lines of business for the three months ended September 30, 1999 and 1998, were $12,965,000 and $9,009,000 and for the nine months ended September 30, 1999 and 1998, were $37,673,000 and $16,093,000 respectively. The increase in revenue for both the quarter and year to date was principally the result of increased prepaid calling card sales, primarily driven by increased distribution of "off-net" card sales within the U.S. Hispanic community. Other increases came from international private line, mainly to Costa Rica. Cost of services and products for the quarter ended September 30, 1999, were $12,505,000 and $7,235,000 for the comparable quarter in 1998, yielding gross profit margins of 3.5% for 1999 and 19.7% for the same period in 1998. The increase in overall revenue for the three and nine months ended September 30, 1999 was offset by a decline in Internet connection service revenues. The decline came mainly from Panama sales, which resulted from the withdrawal of the US Armed Forces in the first quarter of 1999, and from the U.S. where the Company is realigning its Internet offering to coincide with the overall business plan to serve the US Hispanic community. Cost of services and products for the nine months ended September 30, 1999, were $34,886,000 and $14,305,000 for the comparable quarter in 1998, yielding gross profit margins of 7.4% for 1999 and 21.8% for the same period in 1998. Gross profit margins for the three and nine months were adversely affected by the fact that prepaid calling card revenues, which generally carry a lower margin than the Company's other products, represented a higher proportion of total revenues in 1999 than in 1998. Also negatively impacting margins for the three and nine months ended September 30, 1999 was an increase in dedicated line cost without a corresponding increase in traffic carried on the network. This increase in cost was incurred mainly as a result of anticipated carrier terminating services, which have not yet been realized. Further, adversely affecting margins was unused satellite space segment also incurred as fixed commitments in anticipation of increased traffic which has not been realized. The unused satellite cost includes a one-time charge of approximately $450,000 related to a settlement with Satelites Mexicanos, SA de CV for satellite services on their Region I satellite. The settlement entitles the Company to use the space segment for approximately another year; however, the Company is not able to use the space at this time since all international satellite traffic is carried on the Region II and Satmex V satellites. Therefore, management has accrued for future satellite lease costs in this quarter.

     Selling, general, and administrative ("SG&A") expenses for the three and nine months ended September 30, 1999 were $4,869,000 or 37.5% of sales and $11,576,000 or 30.7% of sales compared to $2,317,000 or 25.7% of sales and $6,457,000 or 35.3% of sales for the same periods in 1998. The overall increase in expenses was primarily attributable to expansion of the Company's operations. A significant area of increase came from addition of management, marketing, engineering and administrative additions necessary to fulfill the Company's Competitive Local Exchange Carrier ("CLEC") business plan. This trend is expected to continue throughout the year as the Company executes upon its plan which anticipates revenues from its CLEC operations beginning during the second quarter of 2000.

     Depreciation and amortization expense was $1,109,000 and $3,221,000 for the three and nine months ended September 30, 1999 compared to $793,000 and $2,300,000 for the three and nine months ended September 30, 1998. The increase is attributable to the increase in property, plant and equipment and amortization of intangibles resulting from acquisitions completed during 1998 and 1999.

     Interest expense was $1,033,000 and $313,000 for the quarters ended September 30, 1999 and 1998, respectively and $3,657,000 and $851,000 for the nine months ended September 30, 1999 and 1998, respectively. Interest expense increased during 1999 because of a number of new debt instruments entered into in late 1998 and during 1999. These include $11.0 million in bridge loans, $6.2 million in capital leases, $750,000 in new promissory notes and $21,000,000 in convertible promissory notes. Approximately $725,000 of the interest expense during the third quarter of 1999 and $1,775,000 for the nine months ended September 30, 1999 was related to non-cash amortization of discounts associated with warrants issued in conjunction with various debt instruments and the beneficial conversion feature on the convertible notes issued during the third quarter of 1999.

     There was no income tax benefit recorded in either 1999 or 1998, as management recorded a valuation reserve because of the uncertainty of the timing of future taxable income. The net loss for the quarters ended September 30, 1999 and 1998, were approximately $6,536,000 or $0.16 per share and $1,835,000 or $0.04 per share, respectively and the nine months ended September 30, 1999 and 1998 were approximately $15,652,000 or $0.86 per share and $4,150,000 or $0.10 per share, respectively. Approximately, $0.49 of the total $0.86 net loss per share for 1999 is attributable to the non-cash non-operating charge recognized in conjunction with the beneficial conversion feature on the Class A preferred stock issuance during the second quarter of 1999.

     During the third quarter, the Company evaluated its business focus and organizational structure. In doing so, it was determined that the Company operates in three distinct business segments, which include Retail Services, Wholesale/International Services and Prepaid Calling Card Services. Retail services include local, long distance, and Internet access services provided primarily to Hispanic residential and commercial customers. Wholesale/International Services include carrier terminating services and International private line provided between the US and various South and Central American countries as well as voice and data services provided within the various Latin American countries listed above. Prepaid Calling Card services include the sale of both "on-net" (calls carried on the Company's network) and "off-net" (calls carried on other Companies networks) prepaid calling cards. The management team and each employee were allocated to the various business segments and goals and objectives were established for each segment and each employee. Management will evaluate performance of the Company and its employees in part based upon the performance of these individual segments. The segments were still developing through the end of the quarter, as such, segment information has not been presented for the quarter. The Company will present segment information for the fiscal year in its 1999 Form 10-K.

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


YEAR 2000

     To date, year 2000 problems have had a minimal effect on our business. However, we may not have identified and remediated all significant year 2000 problems. Further remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business. Finally, although we have not been made a party to any litigation or arbitration proceeding to date involving our products or services related to year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of such disputes, and any liability for year 2000 related damages, including consequential damages, would negatively affect our business, results of operations, financial condition and liquidity, perhaps materially.


FORWARD-LOOKING  STATEMENTS

     This report on Form 10-QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons set forth herein and as set forth in the "Risk Factors" as well as in other sections of the Company's report filed on Form 10-KSB for the year ended
December 31, 1998, or for other unforseen reasons. The forward-looking statements contained herein are made as of the date the original report, which is amended hereby, and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements.

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


                              POINTE  COMMUNICATIONS  CORPORATION



Date:  May 15, 2000                    By:  /s/  Stephen  E.  Raville
                                            ----------------------------------
                                            Stephen  E.  Raville
                                            Chief  Executive  Officer



Date:  May 15, 2000                    By:  /s/  Richard P. Halevy
                                            ----------------------------------
                                            Richard P. Halevy
                                            Chief  Financial  Officer