Form 10-Q
period 2000-03-31
POINTE COMMUNICATIONS CORP
filed 2000-05-15
CIK 842305

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to _____________

                         Commission file number 0-20843

                        POINTE COMMUNICATIONS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 NEVADA                                         84-1097751
     -------------------------------                       -------------------
     (State or Other Jurisdiction of                         (IRS Employer
     Incorporation  or Organization)                       Identification No.)


                      1325 NORTHMEADOW PARKWAY, SUITE 110,
                             ROSWELL, GEORGIA 30076
                    (Address of Principal Executive Offices)

                                 (770) 432-6800
                (Issuer's Telephone Number, Including Area Code)
            --------------------------------------------------------

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

Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000: 53,244,428

                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                                     MARCH 31,         DECEMBER 31,
                                                                                                       2000                1999
                                                                                                   ------------        ------------
                                                                                                   (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents ..................................................................       $  5,771,920        $ 21,219,684
Restricted cash ............................................................................            184,000             542,913
Accounts receivable, net of allowance for
  doubtful accounts of $1,541,414 and $1,508,458,
  respectively .............................................................................          3,339,120           3,639,378
Notes receivable, net ......................................................................         11,215,859           2,270,750
Inventory, net .............................................................................          1,948,013           1,742,543
Prepaid expenses and other .................................................................            818,684             629,787
                                                                                                   ------------        ------------

    Total current assets ...................................................................         23,277,596          30,045,055
                                                                                                   ------------        ------------

PROPERTY AND EQUIPMENT, at cost:
Equipment and machinery ....................................................................         19,895,274          23,090,486
Earth station facility .....................................................................          1,475,124           1,471,822
Software ...................................................................................          2,136,207           2,176,944
Furniture and fixtures .....................................................................          1,553,075           1,257,666
Other ......................................................................................          2,137,009           1,695,861
Construction in progress ...................................................................         11,411,900           1,452,303
                                                                                                   ------------        ------------
                                                                                                     38,608,589          31,145,082
Accumulated depreciation and amortization ..................................................         (7,273,976)         (6,827,740)
                                                                                                   ------------        ------------
    Property and equipment, net ............................................................         31,334,613          24,317,342
                                                                                                   ------------        ------------


OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $1,544,360 and $2,190,266, respectively ...............................................         17,076,997          17,237,653
Acquired customer bases, net of accumulated
  amortization of $969,182 and $1,131,507, respectively ....................................            858,561             890,271
Other intangibles, net of accumulated amortization
  of $1,184,062 and $1,946,521, respectively ...............................................          1,576,599           1,723,225
Other ......................................................................................          2,481,349           2,676,217
                                                                                                   ------------        ------------

    Total other assets .....................................................................         21,993,505          22,527,366
                                                                                                   ------------        ------------

    TOTAL ASSETS ...........................................................................       $ 76,605,714        $ 76,889,763
                                                                                                   ============        ============

      The accompanying Condensed Notes to Consolidated Financial Statements
                  are an integral part of these balance sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                                                MARCH 31,              DECEMBER 31,
                                                                                                  2000                    1999
                                                                                             -------------            -------------
                                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
Current portion of notes payable .................................................           $   1,349,739                2,795,255
Current portion of lease obligations .............................................               2,345,864                3,242,776
Accounts payable .................................................................              14,798,555                6,233,914
Accrued liabilities ..............................................................               5,495,745                6,132,570
Unearned revenue .................................................................               1,526,098                1,514,329
                                                                                             -------------            -------------
    Total current liabilities ....................................................              25,516,001               19,918,844
                                                                                             -------------            -------------

LONG-TERM LIABILITIES:
Capital and financing lease obligations ..........................................               7,996,360               10,367,260
Convertible debentures ...........................................................                 900,000                  900,000
Notes payable and other long-term obligations ....................................                 888,267                  866,974
                                                                                             -------------            -------------
    Total long-term liabilities ..................................................               9,784,627               12,134,234
                                                                                             -------------            -------------

MINORITY INTEREST ................................................................                    --                  2,014,959
                                                                                             -------------            -------------


STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 100,000 shares
  authorized, 0 and 18,121 shares issued and
  outstanding, respectively ......................................................                     187                      181
Common stock, $0.00001 par value; 100,000,000 shares
  authorized; 45,339,839 and 52,152,426 shares issued and
  outstanding, respectively ......................................................                     521                      517
Additional paid-in-capital .......................................................             142,644,169              136,370,654
Accumulated deficit ..............................................................            (101,339,791)             (93,549,626)
                                                                                             -------------            -------------
    Total stockholders' equity ...................................................              41,305,086               42,821,726
                                                                                             -------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................           $  76,605,714            $  76,889,763
                                                                                             =============            =============

      The accompanying Condensed Notes to Consolidated Financial Statements
                  are an integral part of these balance sheets.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                    AND 1999

                                                                                                THREE MONTHS          THREE MONTHS
                                                                                                    ENDED                 ENDED
                                                                                                MARCH 31, 2000        MARCH 31, 1999
                                                                                                 ------------          ------------
                                                                                                  (Unaudited)          (Unaudited)
REVENUES:

    Communications services and products ...............................................         $ 13,761,470          $ 10,933,887
    Internet connection services .......................................................              471,602               619,639
                                                                                                 ------------          ------------
    Total revenues .....................................................................           14,233,072            11,553,526
                                                                                                 ------------          ------------

COSTS AND EXPENSES:
    Cost of services and products ......................................................           13,553,852            10,247,028
    Selling, general, and administrative expenses ......................................            5,757,838             2,833,152
    Depreciation and amortization ......................................................            1,153,841             1,045,947
                                                                                                 ------------          ------------
    Total costs and expenses ...........................................................           20,465,531            14,126,127
                                                                                                 ------------          ------------

OPERATING LOSS .........................................................................           (6,232,459)           (2,572,601)
                                                                                                 ------------          ------------

INTEREST EXPENSE, net ..................................................................               64,286            (1,086,438)
OTHER (EXPENSE)INCOME ..................................................................                 --                    --
                                                                                                 ------------          ------------

NET LOSS BEFORE INCOME TAXES ...........................................................           (6,168,173)           (3,659,039)
INCOME TAX BENEFIT .....................................................................                 --                    --
                                                                                                 ------------          ------------

NET LOSS ...............................................................................         $ (6,168,173)         $ (3,659,039)
                                                                                                 ============          ============

NET LOSS PER SHARE -
   BASIC AND DILUTED ...................................................................         $      (0.15)         $      (0.08)
                                                                                                 ============          ============

SHARES USED IN COMPUTING
NET LOSS PER SHARE .....................................................................           51,841,344            45,343,348
                                                                                                 ============          ============

    The accompanying Condensed Notes to Consolidated Financial Statements are
                      an integral part of these statements.

               POINTE COMMUNICATIONS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                    AND 1999

                                                                                                    THREE MONTHS      THREE MONTHS
                                                                                                        ENDED             ENDED
                                                                                                    MARCH 31, 2000   MARCH 31, 1999
                                                                                                     ------------      ------------
                                                                                                      (Unaudited)      (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................................................     $ (6,168,173)     $ (3,659,039)
                                                                                                     ------------      ------------
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ............................................................        1,153,841         1,045,947
      Bad debt expense .........................................................................           76,329            58,894
      Amortization of discounts on debt and lease
        obligations ............................................................................           79,693           525,479
      Non-cash stock compensation ..............................................................          516,942              --
      Changes in operating assets and liabilities:
         Accounts receivable, net ..............................................................          (73,004)          211,874
         Notes receivable ......................................................................       (8,945,109)          (64,658)
         Inventory .............................................................................         (250,491)         (591,338)
         Prepaid expenses ......................................................................         (202,853)          (72,452)
         Other assets ..........................................................................           60,388          (522,996)
         Accounts payable, accrued, and other liabilities ......................................        8,299,691           225,587
         Unearned revenue ......................................................................           11,768          (793,371)
                                                                                                     ------------      ------------
              Total adjustments ................................................................          727,195            22,966
                                                                                                     ------------      ------------
              Net cash used in operating activities ............................................       (5,440,978)       (3,636,073)
                                                                                                     ------------      ------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment ..........................................................      (11,975,662)       (2,106,781)
   Restricted cash .............................................................................          358,913          (163,900)
   Repayment of intercompany debt by deconsolidated subsidiary .................................        1,909,596              --
   Reduction in cash due to deconsolidation of subsidiary, net .................................          (48,968)             --
                                                                                                     ------------      ------------
              Net cash used in investing activities ............................................       (9,756,121)       (2,270,681)
                                                                                                     ------------      ------------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of warrants and options .............................................          429,764              --
    (Repayment of)/Proceeds from leases and notes payable, net .................................         (680,429)        7,524,420
                                                                                                     ------------      ------------
              Net cash provided by financing activities ........................................         (250,665)        7,524,420

 (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS ...............................................      (15,447,764)        1,515,995
 CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR .............................................................................       21,219,684         1,255,199
                                                                                                     ------------      ------------
 CASH AND CASH EQUIVALENTS AT END OF QUARTER ...................................................     $  5,771,920      $  2,872,865
                                                                                                     ============      ============


SUPPLEMENTAL DISCLOSURES:

Cash paid for interest .........................................................................     $    391,926      $    552,883
Cash paid for income taxes .....................................................................             --                --

       The accompanying Notes to Consolidated Financial Statements are an integral part of these Consolidated Statements.

                        POINTE COMMUNICATIONS CORPORATION
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission ("SEC"). The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of financial position and results for the interim periods presented. All such adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Certain amounts in the prior period financial statements have been reclassified to conform to the current year presentation.

3. Basic net loss per share is computed using the weighted average number of shares outstanding. Diluted net loss per share is computed using the weighted average number of shares outstanding, adjusted for common stock equivalents, when dilutive. For the periods presented, the effect of common stock equivalents was antidilutive, as a result, basic and diluted net loss per share are the same. The following table has been added to reconcile Net income/(loss) to Net income/(loss) available to common stockholders. The difference represents payment of dividends issued on Class A and B Senior Convertible Preferred Stock ("Preferred Stock") during the quarter. The dividends were paid with additional shares of Preferred Stock.

                                                THREE MONTHS      THREE MONTHS
                                                   ENDED              ENDED
                                               MARCH 31, 2000    MARCH 31, 1999
                                               --------------    --------------

Net Income/(loss) ..........................       (6,168,173)       (3,659,039)
Preferred stock dividend ...................       (1,621,992)             --
                                               --------------    --------------
Net income/(loss) available
  for common stockholders ..................       (7,790,165)       (3,659,039)
                                               ==============    ==============
Net loss per share .........................   $        (0.15)   $        (0.08)
                                               ==============    ==============
Shares used in computing
  net loss per share .......................       51,841,344        45,343,348
                                               ==============    ==============


4. There was no provision for or cash payment of income taxes for the three months ended March 31, 2000 and 1999, respectively, as the Company had net taxable losses for 1999 and anticipates a net taxable loss for the year ended December 31, 2000.

5. During the quarter ended March 31, 2000, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Telscape International, Inc. ("Telscape") in an all-stock transaction in which each share of PointeCom will be exchanged for 0.223514 shares of Telscape common stock. The merger is expected to become effective in the second quarter of 2000. Pointe will be viewed as the acquiror for accounting purposes. The following table presents the unaudited pro forma consolidated results of operations of the Company as though the merger took place on January 1, 1999:

                                             YEAR ENDED        THREE MONTHS
                                             DECEMBER 31,     ENDED MARCH 31,
                                                 1999              2000
                                            --------------    --------------

Revenues .................................  $  157,088,000    $   37,457,000
                                            ==============    ==============

Net loss from continuing operations ......  $ (123,166,000)   $  (18,165,000)
                                            ==============    ==============
Net loss per share from continuing
operations, basic and diluted ............  $        (6.74)   $        (0.92)
                                            ==============    ==============

The pro forma financial information does not purport to represent what the consolidated results of operations would have been if the acquisitions had in fact occurred on these dates, nor does it purport to indicate our future consolidated financial position or future consolidated results of operations. The pro forma adjustments are based on currently available information and certain assumptions that management believes to be reasonable.

In conjunction with the Merger Agreement, the Company executed a $10.0 million convertible promissory note with Telscape to evidence Telscape's obligation to repay the Company by June 30, 2000. This note replaces the promissory note entered into with Telscape during the fourth quarter of 1999, under which the Company advanced Telscape $1.5 million. The excess of $8.5 million over the $1.5 million previously advanced was placed in escrow for Telscape. As of March 31, 2000, $2.3 million remained in escrow. If Telscape fails to make principle or interest payments when due, fails to comply with the note, becomes insolvent or is in bankruptcy, or the Merger Agreement with the Company is terminated Telscape will be in default and the Company may demand full payment. Additionally, the note is convertible at the Company's option into 100,000 shares of Class C preferred stock and warrants to purchase 500,000 shares of Telscape common stock at $7.00 per share. Each share of Class C preferred stock is convertible into 12.195 shares of Telscape common stock.

6. During the quarter ended March 31, 2000, the Company's subsidiary, Telecommute Solutions Inc. ("TCS"), completed a private placement of its Series B Convertible Preferred Stock for gross proceeds totaling approximately $19 million. The preferred stock is convertible into shares of TCS common stock and votes with common stockholders on an as converted basis. Upon issuance of the Series B Preferred Stock, the TCS Series A convertible non-voting preferred stockholders converted their stock into TCS common stock. As a result of these transactions the Company's ownership of TCS was reduced from 100% to approximately 23%. Therefore, TCS is no longer a consolidated subsidiary and the Company will account for its ownership using the equity method. As of the date of deconsolidation, TCS's cumulative losses exceeded the Company's investment. Therefore, the investment account was a credit balance of approximately $3.5 million, which has been reclassed to additional paid in capital along with the minority interest related to the Class A preferred stock of approximately $2.0 million, in accordance with Staff Accounting Bulletin No. 51. As a result of the TCS cumulative losses exceeding the Company's original investment in TCS the Company's basis in the TCS investment is $0.

7. Effective January 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. During 1998, the Company's management did not utilize segment data for making decisions and assessing performance because it provided various services over a single interconnected network. During 1999, management identified segments, changed its focus, and began using segment data in its decision-making process and for assessing performance.

   While management of the Company monitors the revenue and costs of services generated from each of the various services, operations are managed and financial performance is evaluated based on the delivery of multiple services provided over a single network. As a result of multiple services being provided over a single network, there are many shared administrative expenses and shared assets related to the provision of various services to customers. Management believes that any allocation of the shared expenses or assets to the segments would be arbitrary and impractical. The operating segments were aggregated into reportable segments based upon such characteristics as products and services, operating methods, customers, and distribution methods. The segments include Retail Services, Wholesale/International Services, Prepaid Calling Card Services, and Corporate and Network overhead. Retail services include local, long distance, and Internet access services provided primarily to Hispanic residential and commercial customers. Wholesale/International Services include carrier terminating services and International private line provided between the US and various South and Central American countries as well as voice and data services provided within various Latin American countries. Prepaid Calling Card services include the sale of both "on-net" (calls carried on the Company's network) and "off-net" (calls carried on other Companies networks) prepaid calling cards. Corporate and Network includes corporate and network overhead including finance and accounting, human resources, legal, information technology, lan administration, and engineering overhead. Intersegment sales and transfers occur as segments utilize carrier capacity of other segments. Intersegment transactions are accounted for on the same basis as transactions with third parties.

   Revenues, cost of services and selling general and administrative expenses for each segment for the quarter ended March 31, 2000 are as follows:

                                    PREPAID                          WHOLESALE/
                                      CARD            RETAIL        INTERNATIONAL                       CORPORATE &
                                    SERVICES         SERVICES         SERVICES           OTHER            NETWORK           TOTAL
                                   ----------       ----------       ----------        ----------        ----------       ----------
Revenues ...................       10,872,743        1,162,236        2,068,826           129,268            --           14,233,073
Cost of
revenues ...................        9,784,822        1,084,861        2,552,318           131,852            --           13,553,853
                                   ----------       ----------       ----------        ----------        ----------       ----------
  Gross Margin .............        1,087,921           77,375         (483,492)           (2,584)                           679,220
SG&A .......................        1,212,359        1,703,153          663,985           395,484         1,782,858        5,757,839

      Revenues, cost of services and selling general and administrative expenses for each segment for the quarter ended March 31, 1999 are as follows:

                                    PREPAID                          WHOLESALE/
                                      CARD            RETAIL        INTERNATIONAL                       CORPORATE &
                                    SERVICES         SERVICES         SERVICES           OTHER            NETWORK           TOTAL
                                   ----------       ----------       ----------        ----------        ----------       ----------
Revenues ...................        8,989,363        1,009,435        1,162,094           392,634              --         11,553,526
Cost of
revenues ...................        8,248,607          724,923        1,000,409           273,089              --         10,247,028
                                   ----------       ----------       ----------        ----------        ----------       ----------
  Gross Margin .............          740,756          284,512          161,685           119,545                          1,306,498
SG&A .......................          663,289          360,985          636,571           520,688           651,619        2,833,152

8. During the first quarter of 1999, the Company issued 400,416 shares of common stock in conjunction with the exercise of employee stock options. Certain of the options were issued in cashless exercise transactions in which the Company withheld from the issuance the number of shares which market value was equal to the aggregate exercise price of the options exercised. In conjunction with these cashless exercises, the Company recognized $264,524 in compensation expense. Additionally, the Company recognized compensation expense with regard to variable options in the amount of $252,418, which represents the appreciation in market price over the exercise price amortized over the vesting period of the options. Also during the quarter, the Company issued 57,821 shares of common stock in conjunction with the exercise of warrants.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Pointe Communications Corporation (formerly Charter Communications International, Inc., "PointeCom" or the "Company") began operations in 1995 predominately offering International Private Line ("IPL") services between the U.S. and Panama. Subsequently, the Company has secured various communications licenses in the U.S., Panama, Costa Rica, Venezuela, El Salvador, Nicaragua, and Mexico, acquired ten companies, entered the prepaid long distance and telecommuting services markets and increased revenue from $113,000 for the year ended December 31, 1995 to $51.9 million for the year ended December 31, 1999. Licenses held by the Company, which vary by country, typically allow the Company to offer an array of services including international private line, long distance, Internet access, and data transmission. The Company has established an infrastructure including satellite earth stations, interconnection agreements, peripheral infrastructure, and sales and marketing channels in all of the above countries, to service existing and future customers. The Company also enjoys strong relationships with the responsible government agencies, telephone company authorities and international carriers.

    During late 1998, the Company adopted a strategy to position itself as a cost efficient, reliable, full-service Competitive Local Exchange Carrier ("CLEC") tailored specifically to the needs of the Hispanic Community in the US and in South and Central America. In the U.S., the Company's focus is on major cities with large Hispanic populations. Internationally, the Company targets complementary markets with telecommunications traffic patterns that correspond with the paired U.S. target markets. The Company's strategy assumes that there exists (i) a significant population in the U.S. that is dissatisfied with its current telecommunications service, (ii) substantial demand for telecommunications services in the U.S. Hispanic population, (iii) a lack of ready access to telephony services in Latin America for a substantial portion of the population, and (iv) a natural synergy and cost advantage in providing local services in both the U.S. and Latin America to meet basic telephony needs along with bundled services to meet more advanced communications requirements between the U.S. and Latin America.

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

    During the first quarter of 2000, the Company agreed to merge with Telscape International, Inc. ("Telscape") in an all-stock transaction in which each share of PointeCom will be exchanged for 0.223514 shares of Telscape common stock. The surviving company will trade under the ticker symbol "TSCP" on the NASDAQ National Market System. The board of directors of both companies have agreed to the merger; however, the closing is subject to shareholder approval and certain other conditions precedent, such as Securities Exchange Commission and regulatory approval. Management believes that the merger of the combined companies creates one of the leading providers of bundled communications services in the U.S. Hispanic and paired-Latin American markets. Some of the benefits of the combined companies are:

o     An experienced management team with a significant Latin component.
o Creates an integrated communications provider catering to Hispanics in both the US and Latin America, including a Telscape concession to provide domestic and international long distance service in Mexico granted to Telscape by Mexican regulators.
o Infrastructure-based strategy utilizing a "Smart Build" approach including a fiber optic network under construction by Telscape in Mexico.
o     Greater critical mass and compelling synergies and cost savings.
o One of the few companies that can compete in the U.S. and Latin America as one company.
o Combined company strategy addresses rapidly growing and deregulating markets with significant competitive opportunities.

      See "Liquidity and Capital Resources" for a discussion of the Company's ability to meet the capital requirements associated with its expansion plans.

RESULTS OF OPERATIONS

      The following table sets forth certain financial data for the three months ended March 31, 2000 and 1999. Operating results for any period are not necessarily indicative of results for any future period.

                                                                  FOR THE THREE                           FOR THE THREE
                                                                      MONTHS                                 MONTHS
                                                                  ENDED 3/31/2000                        ENDED 3/31/1999
                                                        ----------------------------------      ----------------------------------
                                                              $                   %                   $                   %
                                                        --------------      --------------      --------------      --------------
Revenues:
   Retail Services .................................         1,162,236                 8.2%          1,009,435                 8.7%
   Wholesale/International Services.................         2,068,826                14.5%          1,162,094                10.1%
   Prepaid Card Services ...........................        10,872,743                76.4%          8,989,363                77.8%
   Other ...........................................           129,268                 0.9%            392,634                 3.4%
                                                        --------------      --------------      --------------      --------------
       Total revenues ..............................        14,233,073               100.0%         11,553,526               100.0%

Cost of Services:
   Retail Services .................................         1,084,861                93.3%            724,924                71.8%
   Wholesale/International Services.................         2,552,318               123.4%          1,000,409                86.1%
   Prepaid Card Services ...........................         9,784,822                90.0%          8,248,607                91.8%
   Other ...........................................           131,852               102.0%            273,088                69.6%
                                                        --------------      --------------      --------------      --------------
       Total cost of services ......................        13,553,853                95.2%         10,247,028                88.7%

Gross Margin:
   Retail Services .................................            77,375                 6.7%            284,512                28.2%
   Wholesale/International Services.................          (483,492)             -23.4%             161,685                13.9%
   Prepaid Card Services ...........................         1,087,921                10.0%            740,755                 8.2%
   Other ...........................................            (2,584)              -2.0%             119,546                30.4%
                                                        --------------      --------------      --------------      --------------
       Total Gross Margin ..........................           679,220                 4.8%          1,306,498                11.3%

Selling General & Administrative:
   Retail Services .................................         1,703,153               146.5%            360,985                35.8%
   Wholesale/International Services.................           663,985                32.1%            636,571                54.8%
   Prepaid Card Services ...........................         1,212,359                11.2%            663,289                 7.4%
   Other ...........................................           395,484               305.9%            520,688               132.6%
   Corporate & Network .............................         1,782,858                12.5%            651,619                 5.6%
                                                        --------------      --------------      --------------      --------------
       Total SG&A ..................................         5,757,839                40.5%          2,833,152                24.5%

   Depreciation & amortization .....................         1,153,841                 8.1%          1,045,947                 9.1%
                                                        --------------      --------------      --------------      --------------
          Total costs and expenses .................        20,465,532               143.8%         14,126,127               122.3%
                                                        --------------      --------------      --------------      --------------
Operating loss .....................................        (6,232,459)             -43.8%          (2,572,601)             -22.3%

Interest expense, net ..............................            64,286                 0.5%         (1,086,438)              -9.4%
                                                        --------------      --------------      --------------      --------------
Net loss ...........................................    $   (6,168,173)             -43.3%      $   (3,659,039)             -31.7%

Preferred dividends ................................    $   (1,621,992)             -11.4%                --                  --
                                                        --------------      --------------      --------------      --------------
Net loss available to common shareholders ..........    $   (7,790,165)             -54.7%      $   (3,659,039)             -31.7%
                                                        --------------      --------------      --------------      --------------
Net loss per share .................................    $        (0.15)                         $        (0.08)
                                                        --------------                          --------------
Shares used in computing net loss per share ........        51,841,344                              45,343,348
                                                        --------------                          --------------

      Consolidated revenues for the combined lines of business for the three months ended March 31, 2000 and 1999 were $14,233,000 and $11,554,000 respectively. The increase in revenue was principally the result of an increase in the Prepaid Card Services segment, primarily driven by increased distribution of "off-net" cards within the U.S. Hispanic community. Other increases came from Wholesale/International Services segment principally from carrier terminating services to Peru and Mexico and international private line to various South and Central American countries. Retail Services sales remained relatively flat and Other revenues, which principally represent telecommuting services, declined as a result of deconsolidating TCS during the first quarter of 2000. Cost of services for the quarter ended March 31, 2000 were $13,554,000 and $10,247,000 for the comparable quarter in 1999, yielding gross profit margins of 4.8% for 2000 and 11.3% for the same period in 1999. Gross profit margins were adversely affected primarily by the high fixed costs associated with the Wholesale/International Services segment with disproportionately lower revenues from the segment. The Retail Services segment was also adversely affected by high fixed costs without corresponding revenues. The Company believes that it will be able to add revenues in both segments without the need to significantly increase its fixed costs.

      Selling, general, and administrative ("SG&A") expenses for the first quarter of 2000 were $5,758,000 or 40.5% of revenues compared to $2,833,000 or 24.5% of revenues for the same quarter in 1999. The overall increase in expenses was primarily attributable to expansion of the Company's operations particularly in the Retail Services segment, which is increasing staff in preparation for the launch of the CLEC business during the second quarter of 2000. The increase was also caused by the accrual of severance charges in conjunction with the termination of employees in the Prepaid Card Services and Wholesale/International Services segments. The Company terminated these employees in an effort to reduce overhead in these lower margin business segments. Also contributing to higher SG&A costs in the Corporate and Network Overhead segment was approximately $564,000 of non-cash compensation charges related to variable incentive stock options.

      Depreciation and amortization expense was $1,154,000 for the first three months of 2000 compared to $1,046,000 for the first three months of 1999. The increase is primarily attributable to the increase in property, plant and equipment.

      Interest income (expense) was $64,000 and ($1,086,000) for the quarters ended March 31, 2000 and 1999, respectively. Interest expense decreased significantly during 2000 because a number of debt facilities in place during the first quarter of 1999 were retired. Additionally, during the first quarter of

2000, the Company earned interest on the $10 million promissory note with Telscape and on the cash on hand, which exceeded the interest on its various debt facilities.

      There was no income tax benefit recorded in either 2000 or 1999, as management recorded a valuation reserve due to the uncertainty of the timing of future taxable income. The net losses for the quarters ended March 31, 2000 and 1999 were approximately $6,168,000 or $0.15 per share and $3,659,000 or $0.08 per share. Also contributing to net loss per share during 2000 was approximately $1,622,000 in preferred stock dividends on the Class A and B Senior Convertible Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has not generated net cash from operations for any period presented. The Company has primarily financed its operations to date through private sales of equity securities and debt to both affiliates and outside investors. During 1999, the Company completed a private placement of $51.24 million of $0.01 par value Class A and Class B Convertible Senior Preferred Stock (the "Preferred Stock"). As of December 31, 1999, the Company had $21.2 million cash on hand. Cash available at year end has been used to offset the Company's operating cash flow deficit during the first quarter of approximately $5.4 million. The operating cash deficit includes funding of an $8.5 million promissory note to Telscape (explained below), offset by approximately $7.0 million of switching equipment purchases in accounts payable pending the closing of a vendor line of credit of approximately $15 million. The Company anticipates the vendor line will be completed during the second quarter of 2000. Additionally, the Company received $1.9 million in repayment of an intercompany note payable from its subsidiary Telecommute Solutions Inc. ("TCS") upon completion of the private placement of the Series B Preferred Stock by TCS. As a result of the private placement, the Company's ownership in TCS was reduced from 100% to approximately 23% and TCS will no longer be consolidated. Additionally, during the quarter the Company used approximately $5.0 million to fund property and equipment purchases.

    The Company estimates that it will need approximately $60 million to fund existing operations through March 31, 2001, including approximately $3.7 million to fund debt due over the next twelve months, $40.0 million to fund capital expenditures and $14.3 million to fund operating cash flow requirements. As of March 31, 2000, the Company had approximately $5.7 million of cash on hand. During the quarter, the Company entered into an agreement to merge with Telscape International, Inc., ("Telscape") as part of the merger, the Company entered into a Promissory Note with Telscape to provide $10.0 million to Telscape. The promissory note matures on June 30, 2000 and is convertible at the Company's option into 100,000 shares of Class C preferred stock and warrants to purchase 500,000 shares of Telscape common stock at $7.00 per share. Each share of Class C preferred stock is convertible into 12.195 shares of Telscape common stock. The Company entered into a $25.0 million master lease with a significant vendor during 1999. As of March 31, 2000, the Company had drawn down $4.0 million under the master lease. Additionally, the Company is negotiating a $15.0 million line of credit with another significant vendor, which it expects to be completed during the second quarter of 2000. The Company intends to use these vendor lines of credit to finance the majority of its capital asset purchases for the next year. The Company is currently seeking to raise additional capital through the private placement of equity. Additional means of financing will be sought if necessary and may include, but would not be limited to, vendor financing agreements, bank loans and private placements of debt and/or equity. Additionally, the Company may realize proceeds from the exercise of outstanding warrants and options. However, there can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company, if at all. Failure of the Company to raise all or a significant portion of the funds needed could materially and adversely affect the Company's continuing and its planned operations.

    The Company has not generated net cash from operations for any period presented. The net cash used in operating activities for the quarter ended March 31, 2000 was $5.4 million. Management anticipates that the Company will not generate cash from operations during 2000. The Company does not currently have adequate resources available to achieve all of its potential expansion plans noted in "Management's Discussion and Analysis" and will not engage in such expansion until adequate capital sources have been arranged. Accordingly, the Company anticipates additional private placements and/or public offerings of debt or equity securities will be necessary to fund such plans. If such sources of financing are insufficient or unavailable, the Company will be required to significantly change or scale back its operating plans to the extent of available funding. The Company may need to raise additional funds in order to take advantage of unanticipated opportunities, such as acquisitions of complementary businesses or the development of new products, or to otherwise respond to unanticipated competitive pressures. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

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


      On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The Company is required to adopt this accounting guidance no later than June 30, 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company believes the adoption of SAB No. 101 will not have a material impact on future operating results.


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

ITEM  3. - QUALTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      As of March 31, 2000, we had both variable and fixed interest bearing notes. All of our debt obligations are denominated in U.S. dollars and, represent interest rate risk. All of our debt obligations are segregated in fixed and variable rate instruments as shown on the table below. The table shows the amounts of principal payments due on our various debt instruments and the weighted average rate for the principal payments then due using the rates in effect at March 31, 2000. The table set forth below summarizes the fair values and payment terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2000.

                                                                                                                          FAIR VALUE
DEBT                               2001           2002           2003           2004           2005          TOTAL        AT 3/31/00
----                            ----------     ----------     ----------     ----------     ----------     ----------     ----------
NON-INTEREST
BEARING OR
FIXED RATE .................    $3,691,083      4,032,962      4,630,927        440,900        134,358     12,930,230     12,930,230

WTD. AVG
INTEREST RATE ..............         11.39%         11.06%         12.47%         12.16%         12.00%         11.71%          --


VARIABLE ...................    $  600,000              0              0              0              0        600,000      1,350,000
WTD. AVG
INTEREST RATE ..............          10.5%          0.00%          0.00%          0.00%          0.00%          10.5%          --
                                ----------     ----------     ----------     ----------     ----------     ----------     ----------
TOTAL ......................    $4,291,083      4,032,962      4,630,927        440,900        134,358     13,530,230     13,530,230
                                ==========     ==========     ==========     ==========     ==========     ==========     ==========

FOREIGN CURRENCY RISK

      The Company has operations in Central and South America, mainly Panama, Venezuela, Costa Rica and Mexico, which expose it to currency exchange rate risks (except Panama, whose currency is equal to the US dollar). To manage the volatility attributable to these exposures, the Company nets the exposures to take advantage of natural offsets. Currently, the Company does not enter into any hedging arrangements to reduce this exposure. The Company is not aware of any facts or circumstances that would significantly impact such exposures in the near-term as the significant majority of the Company's activities are settled in the US Dollar. If, however, there was a 10 percent sustained decline in these currencies versus the U.S. dollar, then the consolidated financial statements could be affected as international operations represented approximately 2.2% of total assets as of March 31, 2000 and 12.8% and 3.5% of total revenues and net loss respectively for the quarter ended March 31, 2000.

FORWARD-LOOKING  STATEMENTS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statements for the reasons set forth herein and as set forth in the "Risk Factors" as well as in other sections of the Company's report filed on Form 10-K for the year ended December 31, 1999, or for other unforseen reasons. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

1. During the first quarter of 1999, the Company issued 400,416 shares of common stock in conjunction with the exercise of employee stock options. The common stock was registered pursuant to an S-8 filed during the third quarter on 1998 and amended during the third quarter of 1999.

2. Also during the quarter, the Company issued 57,821 shares of common stock in conjunction with the exercise of warrants. The warrant holders were directors of the Company and are accredited investors. The issuance was exempt under section 4(2) of the Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5. OTHER INFORMATION

            None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

            None.

     (b) REPORTS ON FORM 8-K

         Reports on Form 8-K were filed during the quarter for which this report is filed as follows:

            None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        POINTE COMMUNICATIONS CORPORATION

Date:  May 12, 2000           By:  /s/  Stephen E. Raville
                                   ---------------------------------------------
                                        Stephen E. Raville
                                        Chief Executive Officer

Date:  May 12, 2000           By:  /s/  Richard P. Halevy
                                   ---------------------------------------------
                                        Richard P. Halevy
                                        Chief Financial  Officer